Form 10QSB
period 1999-09-30
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 1999-11-10
CIK 1044434

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1999
-----------------------------------------------------------------

             FLORIDINO'S INTERNATIONAL HOLDINGS INC.
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)

        FLORIDA                             59-3479186
        --------                           ------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

3560 Cypress Gardens Road
Winter Haven, Florida                         33884
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number             (941) 326-1006
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X      No

As of September 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.01 par value
 7,657,000 issued and outstanding

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .3
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .4
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .5
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .7
          Note 2.   USE OF OFFICE SPACE. . . . . . . . . . . . .8
          Note 3.   Liquidity. . . . . . . . . . . . . . . . . .8

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . .10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 13

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 13

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 13

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 13

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements


  The Shareholders,
  Floridino's International Holdings, Inc.

  We have compiled the accompanying balance sheet and changes in owners' equity of Floridino's International Holdings, Inc. as of September 30, 1999. In addition, we have prepared the related statements of operations and cash flows for the nine months ending September 30, 1999 and September 30, 1998. We have prepared these financial statements in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

  A compilation is limited to presenting in the form of financial statement information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any form of assurance on them.


Donohue Associates, Inc.
Chatham, New Jersey
November 8, 1999

              FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEET
           AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                            1998              1997

  ASSETS
  Current Assets
    Cash                                  $187,480           $15,502
    Investment in marketable securities    259,429                 0
    Royalties receivable                    16,304            11,826
    Inventory                               12,535            15,083
    Other Assets                            64,813            69,906
                                         ----------        ----------
    Total Current Assets                  $112,317          $112,317


  Property and Equipment (net of
   accumulated depreciation: $348,691
   at 9/30/99 and $213,246 at 12/31/98   1,790,173           512,022
   Land                                    320,000                 0
   Organization costs (net of
        amortization)                       3,215             6,859
                                         ----------        ----------
           TOTAL ASSETS                 $2,653,950         $ 631,198
                                         ==========        ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
   Bank overdrafts                       $       0         $  19,903
   Accounts payable and accrued expenses   496,435           310,555
   Accrued Payroll and related expenses    105,931            93,989
   Loans payable - stockholder             142,304           152,799
   Convertible Debentures payable          500,000                 0
   Current portion of lease obligations      7,687             6,490
   Current portion of long term debt       301,676           313,728
                                         ----------        ----------
   Total Current Liabilities            $1,554,033         $ 897,464

  Long term debt:
   Lease Obligations                       142,581            42,710
   Long term notes and mortgages           540,444            71,584


  STOCKHOLDERS' EQUITY
  Common stock, par value $.001;
   25,000,000 shares authorized,
   7,657,000 shares issued and outstanding
   at September 30, 1999 and 4,259,000 at
   December 31, 1998                      $  7,657           $4,959
  Preferred stock, 50,000 shares issued
   and outstanding, convertible to 50,000
   shares of common stock at $5 per share,
   no par, no dividend, non-cumulative     123,481                0
  Additional Paid in Capital             2,226,513          792,711
  Accumulated Deficit                   (1,519,800)      (1,178,230)
                                       ------------      ----------
   Total Stockholders' Equity              416,893         (380,560)

  TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                 $2,653,950       $  631,198

  The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the auditor's report.

              FLORIDINO'S INTERNATIONAL HOLDINGS INC.
           CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
               NINE MONTHS ENDING SEPTEMBER 30, 1999

                                               AS OF SEPTEMBER 30
                                            1999                 1998
                                           ------               ------
  REVENUES
   Food and Beverage Sales              $  415,907           $1,277,397
   Franchise Fees                           24,121               59,500
   Royalty Fees                             28,943               27,154
                                         ----------           ----------
   Total Revenues                          468,971            1,364,051

   Costs of goods sold                    (287,845)            (469,128)
                                         ----------           ----------
   Gross Profits                           181,126              894,923

  OPERATING EXPENSES:
   Selling, general and administrative    (583,039)            (364,720)
   Payroll and related expenses           (355,831)            (520,206)
   Depreciation and amortization          (139,089)            ( 72,203)

  OTHER INCOME(EXPENSE):
   Unrealized gain on short term invest.   160,929                    0
   Interest Expense                        (16,833)            ( 11,926)
                                         ----------           ----------
 NET INCOME(LOSS) FROM CONTINUING
   OPERATIONS                             (752,737)            ( 74,132)

  EXTRAORDINARY ITEM:
    Gain or early extinguishment of debt    63,634                    0

  LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES              (689,103)            ( 74,132)

  Provision for Income taxes                     0                    0
                                         ----------           ----------
 NET INCOME(LOSS) BEFORE
   DISCONTINUED OPERATIONS                (689,103)            ( 74,132)

 DISCONTINUED OPERATIONS:
   Loss from operations disposed during
    the period                             (73,425)                   0
                                         ----------           ----------
  NET LOSS                               $(762,528)            $(74,132)
                                         ==========           ==========

  NET LOSS PER SHARE:
   Basic:
    Loss from continuing operations      $   (0.13)            $  (0.03)
    Gain from extraordinary items             0.01                 0.00
    Loss from discontinued operations        (0.01)                0.00
    Net loss per share                       (0.13)               (0.03)

  Weighted average shares
   outstanding                           5,799,974            2,618,000
                                        ===========          ===========

  The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the auditor's report.

              FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                 CONDENSED STATEMENT OF CASH FLOWS
               NINE MONTHS ENDING SEPTEMBER 30, 1999

                                                  September 30
                                            1999                 1998
                                       --------------------------------
  CASH FLOWS FROM
  OPERATING ACTIVITIES:
    Net Loss                            $  (762,528)      $  (256,342)
    Adjustments to Reconcile Net
      Income Items not requiring the
      Use of Cash:
      Depreciation and amortization         139,089            72,203
   Changes in Other Assets and
    Liabilities:
     Royalties Receivable                   (4,478)            7,595
     Inventory                               2,548            18,536
     Short Term Investments               (259,429)                0
     Other Assets                            5,093            (7,409)
     Bank Overdrafts                       (19,903)           (1,144)
     Deferred franchise fee revenue              0           (59,500)
     Accounts payable and accrued exp.     185,880             5,850
     Accrued payroll and related exp.       11,941            38,033
     Current portion of lease obligations    1,197           (24,280)
                                        ------------      ------------
   Net cash provided by (used by)
      Operations                          (712,643)         (114,120)

  CASH FLOW FROM
  INVESTING ACTIVITIES:
   Purchase of land                       (320,000)                0
   Purchase and acquisition of property
    and Equipment                       (1,413,596)          (26,174)
                                        ------------      ------------
  Net Cash provided by (used by)
    Investing Activities                (1,733,596)          (26,174)

  CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Proceeds from issuance of convertible
      Debentures                           500,000                 0
   Increase (decrease) in loans payable
      To stockholders                      (10,495)           44,861
   Increase in lease obligations            99,871           226,788
   Increase of common stock upon exercise
     of warrants                           346,500           200,000
   Issuance of common stock for
     Compensation                           90,000                 0
   Issuance of common stock through
     Secondary offering                  1,000,000                 0
   Issuance of preferred stock             123,481                 0
   Increase(decrease) in long term
     Borrowings                            468,860          (311,809)
                                        ------------      ------------
  NET INCREASE/(DECREASE) CASH             171,978            19,546

  CASH AT BEGINNING OF YEAR                 15,502                 0
                                        ------------      ------------
  CASH AT END OF THE PERIOD              $ 187,480          $ 19,546
                                        ============      ============

  SUPPLEMENTAL DISCLOSURES:
   Interest paid during the period       $  14,951          $ 11,926
   Income taxes paid during the period           0                 0

  The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the auditor's report.



                 FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1999


  Note 1 -  Nature of Operations

  Floridino's International Holdings, Inc. (the Company) was incorporated on June 25, 1997 in the State of Florida to develop, own, operate, and franchise family style Italian restaurants. The consolidated statements of the Company include the following subsidiary companies:

  Floridino's Pizza Etc., Inc.- a restaurant located in Winterhaven,
  Florida.

  Hard Ball Cafe, Inc.- a restaurant located in Winterhaven, Florida.

  Floridino's Home of the Calzone, Inc.- a restaurant located in Lakeland, Florida.

  Floridino's International, Inc.- a restaurant franchiser located in Winterhaven, Florida.

  Floridino's of Bartow, Inc.- a restaurant located in Bartow, Florida.

  Floridino's Specialties Distributions, Inc.- a food manufacturing plant located in Lakeland, Florida.

  Floridino's Express, Inc.- a restaurant incorporated in 1999 located in Lake Wales, Florida.

  Toho Holdings, Inc.- a company incorporated in 1999 to hold title to the real estate and lease agreements of the consolidated companies.

  Floridino's of Westbrook, Inc.- a restaurant incorporated in 1999 located in Westbrook, Maine.

  Floridino's of New York, Inc.- a restaurant located in New York, New
  York.


  Note 2- Summary of Significant Accounting Policies

  Consolidation- The accompanying consolidated financial statements include the accounts of the company and all of its wholly owned and majority owned subsidiaries. All significant inter-company balances have been eliminated.

  Revenue and Cost Recognition- The Company recognizes revenue from food and beverage sales as the service is provided. Revenue from franchise sales is recognized, net of allowance of uncollectible amounts, when substantially all significant services provided by the Company have been performed. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

  Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

  Investment in Marketable Securities- Investment in marketable securities represents the purchase of shares of a NASDAQ listed stock valued at the market at September 30, 1999. The unrealized gain on this investment is recorded in "Other Income" in the statement of operations.

  Inventory- Inventory is stated at the lower of cost (first-in, first-out method) or market and primarily consists of food and beverage products.

  Property and Equipment- Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful life of the asset. Improvements made to leased property are depreciated on a straight-line basis over the estimated useful life of the improvement or the period of the lease remaining, whichever is less.

  Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

  Income Taxes- The Company accounts for income taxes under the accrual method established by Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected futures tax consequences and events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted rates for the year in which the differences are expected to reverse.

  Management believes that based upon earnings through September 30, 1999, the realization of a tax-deferred asset through future earning offsets of current losses cannot be determined. Therefore, a deferred asset has not been reflected in the accompanying financial statements as of September 30, 1999.

  Extraordinary items- During the nine months ending September 30, 1999, the Company extinguished certain long term debt. The difference between the carrying value of this debt and the fair value of the debt at the date of extinguishment is recognized as an extraordinary item in the consolidated statement of operations as a "gain on early extinguishment of debt".

  Fair Values of Financial Instruments- The carrying amounts of all cash, accounts receivables, short term investments, inventories, accounts payable, and other obligations reported in the statement of financial position are estimated by management to approximate fair value.

  Organization Costs- Organization costs consist of costs incurred as a result of the Company's initial private offering and are being amortized over a period of sixty months.


  Note 3- Going Concern Considerations

  The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assumes the continuity of the Company as a going concern. However, during the nine months ending September 30, 1999 and September 30, 1998, the Company experienced, and continues to experience, certain going concern and liquidity problems. The Company has incurred net losses of $762,528 and $74,132 for the nine months ending September 30, 1999 and September 30, 1998. This condition raises substantial doubt to the ability of the Company to continue as a going concern.

  Management's plans with regard to this matter is as follows; the Company, through a plan instituted in fiscal year 1998, closed all unprofitable restaurants and improved profitable restaurants through
  reconstruction and reorganization.   During the nine months ending
  September 30, 1999, the Company raised proceeds of approximately $1.85 million dollars though a Regulation D 505 offering, the exercise of common stock warrants, and a convertible debenture offering. These funds were and are being used to satisfy the Company's outstanding debt, reconstruct and improve current restaurant space, and to complete the construction of its food manufacturing plant.

  The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Note 4- Discontinued Operations

  Through September 30, 1999, the Company has completed its plans to discontinue the operations of unprofitable restaurants. The results of operations for these closed restaurants are included in "Loss from Discontinued Operations" in the consolidated statement of operations. The restaurants that were closed by management through September 30, 1999 are as follows:



                 Floridino's Pizza Etc., Inc.
                 Hard Ball Cafe, Inc.
                 Floridino's Home of the Calzone, Inc
                 Floridino's of Bartow, Inc.
                 Floridino's of Westbrook, Inc.

  Note 5- Litigation

  The Company and its subsidiaries are defendants in various lawsuits filed by various suppliers for services rendered. The Company has accrued the amounts of the proposed settlements in the accompanying consolidated financial statements, as well as the amounts of potential outstanding claims disclosed by the Company's outside counsel. Management believes that the eventual disposition of these lawsuits will not have a material impact on the consolidated financial statements.

  Note 6- Commitments and Contingencies:

  The Company leases office space and certain equipment under operating and capital leases. At September 30, 1999, total future minimum lease payments under operating and capital leases is as follows:

            September 30th,
            2000                          $162,852
            2001                          $144,072
            2002                          $114,072
            2003                          $ 80,562
            Thereafter                    $214,442

            Total future minimum lease payments          $716,000


  Note 7- Development Stage Company

  The Company's subsidiary, Specialties Distributions, Inc. is a development stage company formed in July 1998 to engage in the manufacturing and marketing of Italian style frozen food products.
  The manufacturing plant is near completion and is expected to begin operations in January 2000. The subsidiary qualifies for treatment as a "development stage company" under Statement of Financial Accounting Standards No. 7. Accordingly, the results of operations for this subsidiary are included in "Accumulated Deficit during the Development Stage" in the consolidated statement of financial position. The statement of financial position and results of operations for the subsidiary is as follows:



                      SPECIALTIES DISTRIBUTIONS INC.
                      STATEMENT OF FINANCIAL POSITION
                        AS OF SEPTEMBER 30, 1999
                   (a development stage enterprise)
                         (Unaudited)

Assets:

     Current assets:
        Cash                                           $300
        Accounts receivable                                       4,014

        Security deposits                                         3,019

          Total current assets                                    7,333

     Property & equipment:
        Equipment                                       280,299
        Leasehold improvements                          175,822
        Less accumulated depreciation                   (22,775)


          Total Assets                                 440,679
                                                       ======

Liabilities & Stockholders' Equity:

     Current liabilities:
        Bank overdrafts                                 $8,998
        Accounts payable & accrued expenses             84,175
        Accrued payroll & related liabilities           32,486
        Current portion of lease obligations            89,906

          Total current liabilities                    215,565

        Due to parent company                         630,072

     Stockholders Equity:
        Common stock                                           100
        Additional paid in capital                          15,900
        Accumulated deficit during the development stage  (420,958)

          Total stockholders deficit                      (404,958)

          Total liabilities & stockholders' equity        $440,679
                                                          =========

                     SPECIALTIES DISTRIBUTIONS INC.
                           STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1999
                    (a development stage enterprise)
                         (Unaudited)


Revenues:
   Food sales during the test period                           $31,606

Total gross sales                                               31,606

Less cost of goods sold                                        (54,372)

Gross profit                                                   (22,765)



Operating expenses:
   Selling, general, and administrative                         (168,385)
   Payroll & related expenses                                   (146,136)
   Depreciation                                                  (22,775)

Income (loss) from operations before tax provision              (360,061)

Income tax provision                                                   0

Net loss during development stage                               ($360,061)
                                                               ==========




  Note 8- Common Stock Transactions

  During the nine months ending September 30, 1999, the balance of warrants outstanding from an offering completed in July 1997 were exercised or expired. During the period, 558,000 warrants were exercised resulting in net proceeds to the Company of $346,500 and the issuance of 558,000 shares of common stock. The balance of the outstanding warrants (63,000) expired on March 31, 1999.

  In August 1999, the Company issued 140,000 shares of common stock in return for services rendered by two consultants. Management has valued these services at $90,000.

  In July 1999, the Company completed a Regulation D 505 offering resulting in net proceeds to the Company of $1,000,0000 and the issuance of 2,000,000 shares of common stock.

  Note 9- Convertible Debentures

  In September 1999, the Company received net proceeds of $500,000 of a $750,000 debenture offering resulting in the issuance of convertible debentures. Each debenture is convertible into common stock within one year of purchase at a 40% discount from the preceding five day average of the prevailing market price of the stock at conversion. The debentures are payable within one year of purchase with interest computed at 9.50% payable semi-annually.

  Note 10- Convertible Preferred Stock

  In May 1999, the Company issued 50,000 of preferred stock to an officer of the Company in exchange for real estate assets, along with their corresponding mortgages, being transferred to the Company's ownership. The preferred stock is convertible into 50,000 shares of common stock at $5 per share. The amount of convertible preferred stock will be equal to the net equity proceeds obtained from the sale of the transferred property. The preferred stock becomes convertible in May 2000.

  Note 11- Long Term Debt

  The Company has signed promissory notes totaling $540,444 in connection with certain reconstruction costs incurred in 1999. The notes are unsecured and carry interest rates of 8.25% and are due by "balloon payment" in fiscal 2000.


  Note 12- Related Parties

  The Company is indebted its majority shareholder and chief executive officer for the cost of certain reconstruction and lease payments incurred by the Company. The amount of indebtedness is $298,020 and is included in Long Term Debt discussed in Note 11.

  Note 13- Earnings Per Share

  The Company has adopted SFAS No. 128, "Earnings per Share". In accordance with SFAS No. 128, basic earnings per share have been computed based on the weighted average of common shares outstanding during the period. The dilutive effects of warrants, convertible debentures, and convertible preferred stock is not presented because the effect of these items on earnings per share is anti-dilutive.

  Note 14- Subsequent Events

  In October 1999, the Company completed its debenture offering initiated in September 1999 resulting in additional proceeds to the Company of $250,000. The debentures contain the same terms and provisions discussed in Note 9.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

FLORIDINO'S INTERNATIONAL HOLDINGS INC., (the "Company") designs, develops, owns and operates family style neighborhood Italian food restaurants featuring freshly prepared, moderately priced pizza and pasta dishes. Its operations encompass three segments from which the Company seeks to generate revenue: operation of restaurants, production and sale of frozen foods and franchising of the Company's restaurant concept.

During the past two years, the Company's operations failed to realize net income due to a decrease in revenue and reduction in patrons to its restaurants. The Company also experienced a decrease in franchising fees and royalties as the franchise stores operating under the Company's concept were also experiencing decreased revenue. This led the Company to believe that it required a new approach to its operations. The Company's management was replaced in March 1999 and new management has sought an aggressive approach to develop and market the Company's product which management believes is of very high quality. New management determined that the Company's restaurants required a fresher, more-upscale image and ambiance to attract customers.

The Company in the past year has raised funding of approximately $2.2 million which has been used to revamp and reconstruct the Company's operations. These funds have been used to modernize the Company's frozen foods development plant by acquiring equipment to streamline the operation of this segment and also to construct and develop its New York restaurant. Management's goal is to have a state of the art processing plant producing the Company's line of frozen foods. The Company has also expended the funds it has raised to revamp its restaurant concept. New management determined that the Company should create restaurants which were more upscale and esthetically pleasing to customers than those previously operated. As a result the Company shut all but one of its restaurants. It then implemented its new concept at its only full service restaurant in Florida. The Company at this time intends on opening at least two additional restaurants in the Florida area and has entered into two (2) leases at separate sites for the construction of new establishments.

Funding of the Company's reconstruction and revamping has been undertaken primarily through the private sale of equity in the Company. The funds were used to repay previous debts of the Company, acquire new plant and equipment and machinery for the development of the Company's frozen food concept and for the allocation of costs associated with the development of the Company's new restaurants. The Company believes that it has the capacity to raise additional funds if and when they are required. Additional funds may be raised through the sale of the parcel of real estate held by the Company. Additionally, the Company believes that its newly developed concept and operations will attract investors in placing additional funds with the Company. At this time, the Company has no line of credit with any financial institution. However, the Company believes that its new operations and developed concept will generate sufficient revenue during the next twelve months which will enable the Company to secure a line of credit with a financial institution. Also, the Company's newly acquired plant, equipment and machinery enable the Company to utilize these assets as collateral in securing loans or funding in the event the Company requires funding.

During the next year, the main source of revenue for the Company is expected to be that generated through the restaurant segment and frozen food segment as it is these segments that the Company has primarily focused on during its revamping and reconstruction of operations. The primary expenses which the Company has incurred during the reconstruction of its operations have been associated with the purchase of new equipment and machinery for its frozen food segment and for the development of its production plant in Lakeland, Florida.

The Company intends to raise additional funds through the sale of its real estate properties located at 300 Cypress Gardens Road, Winter Haven, Florida and 1810 Third Street SE, Winter Haven, Florida. The sale of both these parcels of land is expected to provide the Company with approximately $250,000 in funding after encumbrances and mortgages on these properties are extinguished. The company has entered into a Contract of Sale for the purchase of these properties at a total price of $400,000.

In the opinion of management, inflation at this time has not and will not have a material effect on the operations of the Company. Management focuses on the long term growth of the Company and therefore any increase in inflation or jump in the price of raw goods purchased by the Company will not result in an immediate increase in prices to the consumer. Management believes that a increase in its prices may lead to a loss of customers and therefore hinder the Company's long term growth. At any course however, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations and proceed accordingly.

The Company would consider raising its prices in the event there is a significant increase in the cost of labor. As of September 30, 1999, there were approximately 65 employees of the Company. Within the next year, and as the Company opens additional restaurants and expands its frozen food segment, the Company will hire additional employees. As the number of employees increases, any rise in the cost of labor will have a more significant impact on the Company which may in turn cause the Company to increase its prices.

In August 1999, the Company acquired for a period of five (5) years a license for the use and display of the name "Chippery" to be utilized by the Company on a specialized machine which produces potato chips from raw potatoes. The consideration to be paid to the licensor under this licensing arrangement will be ten (10%) percent of all gross sales, or the sum of $1,000.00 whichever is greater, per month resulting from the sale of potato chips produced by the "Chippery" machine. The use of the "Chippery" name will enable the Company to further develop its new upscale image and attract consumer interest. The rights granted to the Company permit it to solely utilize the name at the Company's New York restaurant located at 950 Broadway, New York, New York.

Also in August 1999, the Company terminated its lease at 494 LaGuardia Place in New York and discontinued the operations of its test store. The Company then reopened its New York City store at the central location of 23rd Street and Broadway which has benefitted the Company's image and sales in New York City. As part of the termination of the lease, the Company owed to the landlord the sum of $60,000.00 and relinquished to the landlord the assets of the Company existing at the store as satisfaction of the outstanding sum due to the landlord. The landlord of the premises is Toho Partners, LLC., which is controlled by the Company's CEO, Nick Pirgousis.

In September 1999, the Company undertook to raise $750,000.00 pursuant to the issuance of convertible securities in a private placement in accordance with Rule 505 of Regulation D of the Securities Act of 1933. The funds raised under this private placement were used for shall be utilized for continuing working capital, the payment of long term and revolving lines of debt and for accounts payable.

The Company's viability to generate revenue and income is dependent on the successful implementation of its new upscale restaurant concept and the ability to produce quality frozen food products at its production plant. The Company's operating history, including its losses and revenues, primarily reflect its operations for the past year. The increase in its cash balance is reflective of the funds raised by the company through its private placement of common stock during the past year. The increase in debt and liabilities of the Company is reflective of the additional costs and liabilities incurred during the Company's expansion, re-opening of its restaurants and the development of its frozen foods plant.


YEAR 2000 DISCLOSURE

The Company is actively addressing the issues related to the date change in year 2000. This is necessary because many computer systems were programmed using only two digits to contain the year in the date fields. On January 1, 2000, many of these programs will fail to perform date calculations correctly and produce erroneous results. This could temporarily prevent the Company from processing business transactions. The Company began efforts to address this issue.

Currently, all computer systems including both IT and non-IT systems and work is underway to remedy those systems deemed to be year 2000 non-compliant. The non-IT systems are primarily systems with embedded processors such as telephones and security systems. The remediation of the IT and non-IT systems is expected to be completed by the end of 1999. The Company has obtained letters of certification from its mission critical computer systems and software vendors.

The costs associated with the remediation efforts have been internally generated. Any external costs, projected to be incurred, to achieve compliance will be funded from the Company's existing working capital and are not expected to be material in nature.

There are significant risks associated with the year 2000 issues. Many of these risks such as those associated with electrical power or telecommunications are outside the reasonable control of the Company. Although the Company believes its remediation and contingency planning efforts adequately identify and address the year 2000 issues that are within the Company's reasonable control, there can be no assurance that the Company's efforts will be fully effective. Due to the significant risks, the Company's management is monitoring these efforts very closely.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.

Item 2.   Changes in Securities

The instruments defining the rights of the holders of any class of registered securities have not ben modified.

Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.

Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.

Item 6.   Exhibits and Reports on Form 8-K

There are no exhibits attached and no reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


FLORIDINO'S INTERNATIONAL HOLDINGS INC.
----------------------
(Registrant)
Date: November 10, 1999

By: /s/ Nick Pirgousis
    -------------------------
    CEO