Form 10KSB40
period 1999-12-31
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2000-04-17
CIK 1044434

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10KSB

                Annual Report Pursuant to Section 12(b) or (g) of
                       The Securities Exchange Act of 1934

                     For fiscal year ended December 31, 1999
                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        FLORIDA                             59-3479186
        --------                           ------------
  (State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

   3560 Cypress Gardens Road
    Winter Haven, Florida                        33884
---------------------------------------        --------
(Address of principal executive offices)      (Zip Code)

  Registrant's telephone number             (941) 326-1006
                                            --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of December 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

                 25,000,000 shares authorized, $0.001 par value
                        7,657,000 issued and outstanding

As of December 31, 1999, the following shares of the Registrant's convertible preferred stock were issued and outstanding:

                     200,000 shares authorized, no par value
                          50,000 issued and outstanding

Item 1.   DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

FLORIDINO'S INTERNATIONAL HOLDINGS INC., (the "Company"), was organized in June 1997 under the laws of the State of Florida, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Florida.

The Company designs, develops, owns and operates family style neighborhood Italian food restaurants featuring freshly prepared, moderately priced pizza and pasta dishes. Floridino's restaurants seek to incorporate a self-service upscale fast casual dining experience for its customers providing high quality Italian food. Its operations encompass two segments from which the Company seeks to generate revenue: operation of restaurants and sale of frozen foods.

FLORIDINO'S RESTAURANTS

The restaurant segment of the Company produces and provides food products through restaurant outlets. The products focus on Italian foods such as pasta, pizza, sandwiches and salads as an alternative to the quick serve food industry which offer hamburgers, chicken and fried fish.

Shareholders in late 1998 were dissatisfied with the Company's progress and results. As a result, they demanded that changes to management be made and that the Company undertake a fresh and revised approach to its operations. New management then took over the Company in early 1999 and assessed the Company's prior results, its products and its potential for future development. After an assessment of the Company's past performance, new management decided to alter operations of its restaurants as they operated in their then present format. Management determined that the restaurants were not producing enough revenue for the Company and that the style and concept of these restaurants were outdated. After suspending operations at all six restaurants: Hard Ball Cafe, Pizza Etc., Lakeland, Home of the Calzone, Lake Wales, and Bartow's, management decided to revamp the Company's image and concept for the purpose of creating a more modern and higher quality food product to consumers. Management also decided that new products should be introduced which would broaden the Company's product base and potential for revenue growth.

The Company revamped its Lakeland restaurant and incorporated a fast self service upscale concept. This restaurant operates under the name "Mama Mia" and focuses on providing high quality Italian food in a casual dining environment. Mama Mia restaurant reopened on November 13, 1999. The Company in September 1999 opened an additional restaurant in New York operating under the name "Floridino's Cafe" which provides sandwiches, soups, salads and personal size pizza. The goal of this new restaurant is to serve authentic Italian cuisine in a fast food environment.

The Company maintains and operates the restaurant in New York City, through its wholly owned subsidiary "Floridino's Inc.", under the name Floridino's Cafe.
The goal of this new restaurant is to serve authentic Italian cuisine in an upscale fast food environment. The format is express style with customers being served at the counter for carry out or to dine on premise. The ambience provides for a casual dining experience in a warm, relaxed setting. The entire premise behind Floridino's Cafe is to accommodate the lifestyle of today's consumer demanding quality, nutritious meals on the run.

Floridino's Inc. and Zoop Soups were acquired by the Company in November 1998 and merged into Floridino's, Inc., a wholly owned subsidiary of the Company. Zoop Soups specializes in creating soup recipes provided to Floridino's Cafe. The Company intends to market its Zoop Soups items to the general public and to also have Zoop Soups items offered at its other restaurants in Florida.

The Company has recently opened two (2) additional restaurants. A location in Delray Beach opened on January 2000. The second restaurant in Lake Wales was delayed due to problems in obtaining requisite permits and opened in March 2000. These new restaurants will operate under the name "Floridino's Fast Italian". All of the Company's restaurants will emphasize the prior success of the Company's calzone which is marketed by the Company as "The World's Biggest Calzone" and include the Floridino's fast casual self-service upscale concept.

The goal of the Company's new concept is to serve authentic Italian cuisine in a fast food environment. This format incorporates express style restaurants with customers being served at the counter for carry out or on premises dining. An upscale ambiance is incorporated into the concept to provide for a casual dining experience in a warm, relaxed setting.

The Company does not focus on either metropolitan or rural areas in selecting a location for its restaurants. Rather, it chooses its location targeting areas which possess demographics of generally 20,000 homes in a 3.25 mile radius. High traffic locations are also considered meaning that such locations must have at least 10,000 cars pass by the location per day. This situates the restaurant in a location where it has public exposure and which is easily accessible to customers.

The Company's sources of materials and ingredients for its restaurants are obtained from food suppliers. The major suppliers of the Company are Coca Cola, Bari Foods, Catilina Food Ingredients, Sysco Foods, Rockets Red Glare and D & J Tomato Co. These suppliers provide materials such as beverages, and perishable goods such as sauces, meats, cheeses and bread products for the Company's products.

The Company also franchises its concept to individuals interested in operating a business under the Floridino's name. The franchise concept of the Company operates through the Company's wholly owned subsidiary, Floridino's International Inc., which was incorporated in September 1993. Since 1997, there have been eleven (11) franchise restaurants which have operated under agreement with the Company. These franchised restaurants have operated in locations throughout the United States, including in Iowa, Florida, Colorado, South Dakota, Arizona and Texas.

The main source of income from franchising is generated through the sale of franchises and franchise fees. They have distinct royalty fee schedules which range from payments of two (2%)
percent to four (4%) percent of revenues generates. Of these eleven (11) restaurants, seven (7) have closed and four (4) remain operational, two in Arizona and one in Iowa and Oklahoma. Copies of each separate franchise agreement are not required to be filed as they are not of the material contracts which must be filed under Exhibit 10.

The Company intends to implement its new self-service fast casual upscale concept in its franchise stores for the purpose of generating additional revenue and uplifting the image and style of all restaurants bearing its name. Subsequent to the implementation of its concept, the Company will charge new franchisees a straight four (4%) percent of the gross revenues generated along with a royalty fee. The Company also intends on seeking additional solicitation for franchises under the Company's newer upscale concept which will include strict quality controls and adherence to this new concept.

The Company is committed to developing a strong franchise system byseeking experienced operators, by expanding its system in a controlled manner and by closely monitoring the performance of each franchisee to help insure adherence to the Company's standards of operations.

FROZEN FOOD PRODUCTS SEGMENT

The Company also operates a frozen foods segment which develops and produces frozen food products including calzones, pizza and pazzo rolls. This segment operates from a 6,000 square foot operating plant in Lakeland, Florida. New management which assessed the Company in April 1999 decided to temporarily close the plant after finding that its production facility and capacity were inadequate to meet any significant demand for the Company's frozen food product. Packaging at the plant was also not standardized or efficient. After a renovation of the plant and acquisition of new machinery and equipment, the Company reopened the plant in November 1999 with the goal of commencing production of the Company's trademark frozen food products such as its breakfast calzone, pazzo rolls and frozen pizzas. The Company seeks to market and sell its frozen food products through grocery and convenience stores as well as food service entities such as restaurants, caterers and institutional accounts. The frozen food manufacturing segment operates under the name "Floridino's Specialties Inc." which is a wholly owned subsidiary of the Company.

At the present time the frozen food segment has one location in Lakeland. It includes the production area, offices, and warehouse area. The Company has increased the original calzone production facility including all new equipment, installation of a new 26'(W) x 42'(L) x 20'(H) freezer and enclosing the existing dock area to be environmentally controlled. In addition, the Company has completed the purchase of a bordering property for future expansion. Subject to additional demand for the Company's products, construction is to begin in the third quarter of 2000 to convert this newly acquired property into a state of the art manufacturing plant. These expansion plans include a full-scale bakery, four separate production lines, appropriate support facilities and corporate headquarters. Completion is scheduled for the beginning of fourth quarter of the year 2000, subject to funding. Upon completion of the new facility the existing manufacturing area will be refurbished to strictly manufacture Pazzo rolls and Pizzas.

The Company on January 17, 2000 acquired all of the outstanding shares of common stock of Triton Prestige Products, Inc. for 50,000 shares of common stock. Triton is now a wholly owned subsidiary of Floridino's. Triton has been operating since July 1999. Its primary business is to provide frozen pizza products to institutions, schools and governmental entities for consumption in their cafeterias. Floridino's believes that Triton can generate sales of $1,500,000 during the next year based upon Triton's current capacity. The Triton brands of products are sold under the Triton brand name and label.

CONSULTANTS

Any relationship with consultants shall be premised on a performance based approach whereby the consultant will be allowed to continue to oversee the daily operations of the Company so long as it meets specified performance milestones set by the Company. The consultant group shall also oversee the training of staff, promotions and advertising. The Company believes this will induce and inspire an aggressive management approach by a consultant thereby effectuating positive results for the Company. Additionally, the consultant will engage in the research and development of new products and concepts as it relates to the frozen food segment.

The Company has adopted an approach whereby each segment should perform on its own. In line with this philosophy, the Company does not intend to hire any consultant to oversee or advise on the entire operations of the Company. Rather, management believes that it is best to retain consultants to advise or consult on a particular segment of the Company in which the consultant has expertise.

It is the intent of the Company that consultants hired to advise on a particular segment of the Company shall be paid, whenever possible, on a performance based arrangement. Consultants hired for the frozen food segment currently advise and consult on the marketing of the segment, to organize and oversee the manufacturing and engineering of that segment's production process, to develop an organizational structure, policies and procedures for the segment's normal operations of business and to advise on investor relations promotions for that segment.

The Company has retained a separate consulting group, The Ephraim Group, to oversee the entire production facility and development of the Company's frozen food line. The terms of the parties agreement is for five (5) years. In consideration of such services, The Ephraim Group received One Hundred Thousand (100,000) shares of restricted common stock in the Company for the first year of the Agreement. The Company shall each year thereafter compensate the Consultant in relation to the work performed by providing the Consultant with One Hundred Thousand (100,000) warrants each of which will entitle the Consultant to purchase one share of restricted common stock in the Company for a price of $2.00 per share during the second year of the agreement, $3.00 per share during the third year of the agreement and $4.00 per share during the fourth and fifth year of the agreement. The relationship with The Ephraim Group rests on a performance based approach. The granting of the warrants is contingent upon the satisfactory performance of the Ephraim Group at the discretion of the chairman of the board.

The Ephraim Group's has overseen the management of the frozen foods division, has been responsible for employee production and hiring, and had conducted research into the Company frozen foods segment and determined that a modernization of its production plant by acquiring new machinery which would streamline the production of the Company's products and increase its capacity. This would allow the Company to pursue management's aggressive expansion plans. The Ephraim Group has also consulted the Company on organizing the manufacturing and engineering of the Company's production process and has advised on the purchase of additional equipment and freezers which would be conducive to the modernization of the plant. The Group has also advised on the segment's organizational structure, policies and procedures as well as potential promotions of the Company's frozen food products.

The results of The Ephraim Group's research reflected that the Company required a modernization of its production plant by acquiring new machinery which would streamline the production of the Company's products and increase its capacity. To this end, the Company has expended approximately $456,000 to acquire new machinery and modernize its plant during fiscal 1999.

Management of the Company is intent on spreading, and thereby limiting, the Company's dependence on a single segment of the market. It has therefore targeted the two areas mentioned. Management believes each of these segments represent substantial growth opportunities for the Company while at the same time spreading the company's risk and dependence on a single segment.

No specific plans to hire consultants have been made beyond the general plan currently disclosed.

COMPETITION

The Company recognizes vast competition in both the restaurant and frozen food industry. In response to this, it has targeted a niche area specializing in calzones and pazzo rolls which have limited competition. This niche area will be exploited by management by commencing a national marketing campaign which will set the Company's products apart from other nationally marketed frozen foods. Management will insist on an aggressive and innovative market approach in order to develop and cultivate long term growth for the Company with an aim at minimizing reliance on any particular segment in the food industry.

The Company believes that competition in the frozen food category is based on price, quality, marketing, sales, publicity, and distribution. Floridino's is committed to producing a quality product in order to separate itself from other competitors. It plans on utilizing only premium ingredients for all of their products. It also believes that it has identified a market niche and possesses the ideal product to fill that void. Additionally, the Company seeks to establish a pricing schedule which is comparable to competitive products being targeted.

The Company finds that competition in the calzone market is substantial. The two primary competitors manufacturing calzones today are Stefanos and Pellegrinos. Both are regional companies with limited distribution. Stefanos has found a niche in the southeast region with distribution in a few respectable grocery chains. The primary retailer for Pellegrinos is the Super Wal-Mart chain of stores. Stefanos and Pellegrinos offer an average product with fairly nice packaging. The product of both these companies is machine made with the ingredients being injected into the crust. Floridino's seeks to separate itself from these competitors by providing a products with a homemade look and with quality ingredients.

In the restaurant segment competition is fierce. There is an over abundance of restaurants in the industry each offering a wide array of themes and cuisine to choose from. The Company believes that all such restaurants compete for a share of the incremental dollars consumers spend in dining out. Floridino's seeks to separate itself by staking out the upscale end of this market and thereby separating itself from the current top competitors in this arena. Floridino's believes that the upscale self-service market has yet to be exploited. It strives to do so by maintaining a clean, friendly, open and inviting environment, appealing to consumers seeking quality food products and by focusing on the preparation, presentation of its foods and service.

ADVERTISING AND MARKETING

The Company is currently advertising its restaurants through newspapers, diner coupon books and through hotels in areas which are in close proximity to each respective restaurant. The Company believes that this will be the most cost effective method to attract interest to the restaurants and first time visitors for the purpose of gaining their repeat business. The Company intends on researching the possibility of advertising its stores on the radio market. In doing so, it will assess the cost of such advertising with the potential for drawing additional customers. The Company's frozen food products are currently being promoted to national food chains and supermarkets on an individual basis. Additionally, the Company has participated in various trade and food shows to display its products and attract purchaser interest. Where the Company is able to identify a potential purchaser of its frozen foods, it intends on shipping to such potential purchaser a sample of its products in order to attract their interest.

SUBSIDIARIES

The Company has eight (8) subsidiaries all of which are wholly owned by the Company.

There are four subsidiaries in existence which oversee and independently operate the restaurants owned by the Company. The names of these subsidiaries are as follows: Floridino's, Inc., a New York Corporation, which operates the Company's restaurant in New York City; Floridino's Express Inc., a Florida Corporation, which operates the Company's Lake Wales restaurant which opened in March 2000; Floridino's of Delray Beach, Inc., a Florida Corporation, which operates the Company's Delray Beach restaurant which opened on December 26, 1999; and Floridino's of Lakeland, Inc., a Florida Corporation, which operates the Lakeland restaurant.

The Company's frozen foods segment has the following subsidiary: "Floridino's Specialties Inc." oversees the development and production of frozen food products including calzones, pizza and pazzo rolls.

The Company's franchising concept has the following subsidiary: "Floridino's International Inc." oversees the Company's franchising and licensing of the Company's concept, trademark products and recipes.

The Company also has another wholly owned subsidiary,"Toho Holdings, Inc.", which holds the Company's real estate properties. At the present time, the Company holds ownership to five parcels of land in the State of Florida. The Company intends to sell three of these parcels for the purpose of acquiring additional funds to assist with the expansion and further development of the Company. The Company has entered into a Contract of Sale for two of the parcels, located in Winter Haven, Florida, with a purchase price of $400,000. The Contract contains a provision for a right of first refusal in the event another offer is received up to $450,000. The closing date on this contract is scheduled for January 15, 2000. A third parcel of land, also in Winter Haven, Florida, is currently being listed in the market however the Company has not entered into any Contract of Sale for this property. The Company holds an additional two parcels of land through Toho Holdings.

The Company on January 17, 2000 acquired all of the outstanding shares of common stock of Triton Prestige Products, Inc. in exchange for 50,000 shares of common stock. Triton is now a wholly owned subsidiary of Floridino's. Triton has been operating since July 1999. Its primary business is to provide frozen pizza products to institutions, schools and governmental entities for consumption in their cafeterias. Floridino's believes that Triton can generate sales of $1,500,000 during the next year based upon Triton's current capacity. The Triton brands of products are sold under the Triton brand name and label.

The Company previously operated the following subsidiaries: Floridino's Pizza Etc., Inc., Floridino's of Lake Wales, Inc., Hard Ball Cafe, Inc., Floridino's Home of the Calzone, Inc., and Floridino's of Bartow, Inc. Operation of these subsidiaries have been closed by the Company as they failed to realize sufficient profit and reflect the Company's efforts to reorganize its operations.

TRADEMARKS AND SERVICE MARKS

The Company also is the owner of various trademarks and service marks which are utilized by the Company in the course of its business. The service mark "Home of the World's Largest Calzone" is utilized to promote the Company's restaurant division and also the frozen foods division. The service mark "Floridino's" is used to promote all three of the Company's divisions which utilize the Floridino's name. The service mark "Zoop Soups" was acquired by the Company during the course of its acquisition of Zoop Soups Inc., and is used to promote the Zoop Soups concept in the restaurant operated by the Company in New York City. The trademark "Everything's Going Pazzo at Floridino's" is used to promote the Company's restaurant division and also by the franchisees under the terms and conditions of their respective Franchise Agreements. The Company has also filed an application for the registration of the service mark "Fast Italian" which is currently pending.

As of December 31, 1999, there were approximately 55 employees of the Company. Within the next year, and as the Company opens additional restaurants and expands its frozen food segment, the Company will hire additional employees. As the number of employees increases, any rise in the cost of labor will have a more significant impact on the Company which may in turn cause the Company to increase its prices.

The frozen food products which are produced by the Company are subject to inspection and approval by the U.S. Department of Agriculture. The Company facilitates inspection by the requisite government inspector on the premises of the Company's production plant who insures that all of the goods produced by the Company are in compliance with the regulations and guidelines of the Department of Agriculture.

Item 2.  Item 3. DESCRIPTION OF PROPERTY

As of December 31, 1999, the Company held ownership to five (5) parcels of land situated in the State of Florida as follows:

     i. A parcel at 300 Cypress Gardens Road, Winterhaven Florida, valued at $375,000 and possesses encumbrances of $180,000. The land is approximately 31,320 square feet and is the site of one of the Floridino's restaurant in Winterhaven. The site also contains five residential units in the rear of the restaurant.

     ii. A parcel of land at 1810 Third Street SE, Winter Haven, Florida is valued at $125,000 and possesses encumbrances of $140,000. These two parcels have been Contracted for Sale at $400,000 and sold in January 2000.

     iii. A parcel at 3560 Cypress Gardens Road, Winter Haven, Florida, is valued at $139,000 and possesses encumbrances of $120,000. This is the location of the company's corporate offices and is approximately 2,520 square feet.

     iv. The parcel at 8135 Highway 33N, Lakeland, Florida is located adjacent to the company's frozen food processing plant.

     v. The parcel at 8141 State Road 33 North, in Lakeland, Florida is the site of the Company's frozen food production plant. The production plant is approximately 6,000 square feet and its value is approximately $400,000. An expansion of the Company's production plant would likely occur once additional funding is raised on the property adjacent to the plant which is 7,000 square feet.

On a consolidated basis, the Company's fixed assets associated with equipment and fixtures as of December 31, 1999 are as follows:

            Equipment                   $572,180
            Leasehold Improvements       942,512
            Buildings                    859,000
            Vehicles                      17,232
            Furniture                      2,885

The Company also is the owner of various trademarks and service marks which are utilized by the Company in the course of its business. These are as follows: The service mark "Home of the World's Largest Calzone" bearing ser. no. 74-468,809 and filed December 14, 1993; The service mark "Floridino's" bearing ser. no. 74-468,810 and filed December 13, 1993; "The service mark "Zoop Soups"; The trademark and design of "Floridino's, Home of the World's Largest Calzone" and the trademark and design of "Everything's Going Pazzo at Floridino's". The Company has assigned no value to trade marks and service markes in its financial statements at December 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings outside of the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders.

                                     Part II

ITEM 5. Item 1. MARKET PRICE OF AND DIVIDENDS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been traded on the OTC Bulleting Board under the symbol "FDNO". The following table sets forth, for the periods indicated, the high and low sale prices for the shares of common stock as reported by OTC:

                                                 High    Low
                                                ------ -------
Fiscal Year Ended December 31, 1997:
Fourth Quarter ..................................$6.00   $5.00

Fiscal Year Ended December 31, 1998:
First Quarter....................................$5.50   $5.25
Second Quarter...................................$5.50   $4.00
Third Quarter....................................$5.75   $5.375
Fourth Quarter...................................$5.50   $5.00

Fiscal Year Ended December 31, 1999:
First Quarter....................................$6.0625 $5.00
Second Quarter...................................$6.125  $5.00
Third quarter ...................................$7.875  $5.625
Fourth quarter ..................................$8.875  $6.00

The source of the bid information provided in this section are the quotations as provided by the OTC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

No dividends have been declared to date by the Company. The Board of Directors may declare and pay dividends upon the outstanding shares of the Company, from time to time and to such extent as they deem advisable, in the manner and upon the terms and conditions provided by statute and the Company's Certificate of Incorporation. Before payment of any dividend there may be set aside out of the net profits of the Company such sum or sums as the directors, from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interests of the corporation, and the directors may abolish any such reserve in the manner in which it was created.

Shares owned by insiders, officers and directors totaling 3,472,700 are deemed "restricted securities" as that term is defined under the Securities Act; and in the future these shares may be sold under Rule 144, which provides in essence, that a person holding restricted securities for a period of one year may sell every three months an amount equal to the greater of (a) one percent of the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale.

As of December 31, 1999, there were approximately 125 shareholders of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                                           For the Year
                                               Ended
                                           Dec. 31, 1999
                                           -------------
Cash and Cash Items                        $     359,449
Marketable Securities                            471,250
Notes and Accounts Receivable                          0
Allowances for doubtful accounts                       0
Inventory                                         52,354
Other Current Assets                                   0
Total Current Assets                             883,053
Property, plant and equipment                  2,713,816
Accumulated depreciation                        (274,729)
Total assets                                   3,366,317
Total current liabilities                      1,432,771
Bonds, mortgages and debt
Net of current portion                         1,367,368

Preferred stock                                  250,000
Common stock                                       7,657
Other stockholders' equity                       308,581
Total Liabilities and
    Stockholders' equity                       3,366,317

Net Sales of Tangible
    Products                                     858,052
Total Revenues                                   893,193
Cost of Tangible Goods Sold                      619,082
Total Costs and Expenses
    Applicable to sales
    and revenues                               1,677,873
Other costs and expenses                               0
Provision for doubtful accounts                        0
Interest and amortization of
    Debt discount                                 67,920
Income before taxes and
    and other items                           (1,061,568)

Income tax expenses                                    0
Income/loss continuing
    operations                                (1,061,568)

Discontinued operations                                0
Extraordinary items                               78,533
Cumulative Effect - changes in
    Accounting principles                              0

Net Income or loss                              (983,035)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

The Company designs, develops, owns and operates family style neighborhood Italian food restaurants featuring freshly prepared, moderately priced pizza and pasta dishes. Its operations encompass two segments from which the Company seeks to generate revenue: operation of restaurants and franchising, and the production and sale of frozen foods.

During the past two years, the Company's operations failed to realize net income due to a decrease in revenue and reduction in patrons to its restaurants. The Company also experienced a decrease in franchising fees and royalties as the franchise stores operating under the Company's concept were also experiencing decreased revenue. This led the Company to believe that it required a new approach to its operations. The Company's management was replaced in March 1999 and new management has sought an aggressive approach to develop and market the Company's product which management believes is of very high quality. New management determined that the Company's restaurants required a fresher, more-upscale fast service image and ambiance to attract customers.

The Company in the past year has raised funding of approximately $2.1 million though the sale of equity and debentures which has been used to revamp and reconstruct the Company's operations. These funds have been used to modernize the Company's frozen foods development plant by acquiring equipment to streamline the operation of this segment and also to construct and develop its restaurants. Management's goal is to have a state of the art processing plant producing the Company's line of frozen foods. The Company has also expended the funds it has raised to revamp its restaurant concept. New management determined that the Company should create restaurants which were more upscale and esthetically pleasing to customers than those previously operated. As a result the Company shut all of its existing restaurants. After a period or reconstruction, it reopened and then implemented its new concept at restaurants in Lakeland, Florida and New York, New York.

The Company opened two additional restaurants in Del Ray Beach, Florida and Lake Wales, Florida in the first quarter of fiscal 2000. Funding of the Company's reconstruction and revamping has been undertaken primarily through the private sale of equity and debentures in the Company. The funds were used to repay previous debts of the closed restaurants, acquire new property and equipment and machinery for the development of the Company's frozen food concept and for the reconstruction costs associated with the development of the Company's restaurants adhering to management's new theme. The Company believes that it has the capacity to raise additional funds if and when they are required. Additional funds may be raised through the sale of the parcels of real estate held by the Company. Additionally, the Company believes that its newly developed concept and operations will attract investors. At this time, the Company has no line of credit with any financial institution. However, the Company believes that its new operations will generate sufficient revenue during the next twelve months to enable the Company to secure a line of credit with a financial institution, if needed.

As noted by our auditors report dated March 22, 2000 on the financial statements as of December 31, 1999, there is a substantial doubt raised about the ability of the Company to operate as a going concern based upon the substantial losses that the Company has incurred. As noted, the Company's addressed this issue by closing all unprofitable restaurants during fiscal year 1999. The Company raised approximately $2.1 million during the year in order to implement management's plan to reorganize the Company and to redirect the Company's focus to future profitability.

During the year ending December 31, 1999, the Company raised $1,000,000 in a private offering of common stock, $750,000 in a debenture offering, and $346,500 upon the exercise of common stock warrants. The Company used these proceeds to satisfy approximately $166,000 of the outstanding long-term debt attributable to the closed restaurants. At December 31, 1999, $159,112 of loans attributable to the closed restaurants remains unpaid. The loans are secured by restaurant equipment and the Company is currently in the process of negotiating the resolution of this debt.

In addition, the Company used $320,000 of the proceeds to purchase the land adjacent to the food processing plant in order to satisfy future expansion plans. In addition, management executed its option to buy the plant structure in the fourth quarter of fiscal year 1999 for $225,000. The Company expended approximately $1.4 million dollars during the year to upgrade the plant facility and to reconstruct and upgrade restaurant space.

Management's reorganization efforts were substantially completed by the fourth quarter of 1999. The plant had been reconstructed to satisfy the needs of the expected demand for the Company's product and USDA requirements. A testing phase of the Company's frozen food products was completed in the fourth quarter of 1999 and the results were excellent. The frozen food segment began operations in January 2000 and the initial results are encouraging.

In addition, the improvement of the New York restaurant and the Lakeland restaurant was completed and the restaurants were reopened in the latter part of fiscal 1999. The restaurants were reorganized to conform to management's vision of a fast, self-service, casual Italian food restaurant. The Company opened two additional restaurants under this new theme in early fiscal 2000.

As of December 31, 1999, the Company's restaurant equipment was used to secure capital leases and bank loans in the amount of $182,558. In addition, the Company's real estate assets were used to secure approximately $914,000 of short and long-term debt.

As a result of the successful implementation of management's reorganization plans in 1999, the Company expects to achieve self sufficiency in fiscal year 2000 as a result of the positive cash flows achieved from the frozen food processing plant segment and the reopened restaurants.

Material commitments for capital expenditures include approximately $100,000 for an upgrading and completion of the Company's production facilities as it relates to its frozen food plant. An additional $200,000 of expenditures are expected to be needed towards the Company's Lake Wales restaurant which is scheduled for completion in January 2000. Sources of funding for these expenditures include those derived from the Company's sale of the three parcels which it currently is marketing. Additional sources of funding include secured loans against the Company's other real estate properties and equipment.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient income in the Company to cover such expenses. However, if the Company engages outside advisors or consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company also expects to raise additional funds through the sale of its real estate properties located at 300 Cypress Gardens Road, Winter Haven, Florida and 1810 Third Street SE, Winter Haven, Florida. The sale of both these parcels of land is expected to provide the Company with approximately $200,000 in funding after encumbrances and mortgages on these properties are extinguished. The Company has entered into a Contract of Sale for two of the parcels, located in Winter Haven Florida, with a purchase price of $400,000. The Contract contains a provision for a right of first refusal in the event another offer is received up to $450,000. The closing date on this contract is scheduled for January 15, 2000. A third parcel of land, also in Winter Haven, Florida, is currently been listed in the market however the Company has not entered into any Contract of Sale for this property.

In the opinion of management, inflation at this time has not and will not have a material effect on the operations of the Company. Management focuses on the long term growth of the Company and therefore any increase in inflation or jump in the price of raw goods purchased by the Company will not result in an immediate increase in prices to the consumer. Management believes that an increase in its prices may lead to a loss of customers and therefore hinder the Company's long term growth. At any course however, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations and proceed accordingly.

The Company would consider raising its prices in the event of a significant increase in the cost of labor. As of December 31, 1999, the Company had 55 employees. Within the coming year, and as the Company opens additional restaurants and expands its frozen food segment, the Company expects to hire additional employees. As the number of employees increases, any rise in the cost of labor will have a more significant impact on the Company which may in turn cause the Company to increase its prices.

The Company's viability to generate revenue and income is dependent upon the successful implementation of its new fast casual self service restaurant concept and the ability to produce quality frozen food products at its production plant.

General Statement - Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act (the "Reform" Act) that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

       - Ability of the Company to raise additional capital
       - Ability of the Company to secure sales agreements
               for its processing plant products
       - Unexpected economic changes in the United States
       - The imposition of new restrictions or guidelines by the United States Department of Agriculture

To the extent possible, the following discussion will highlight the relative needs of the Company with respect to its business activities.

The Company's operating history, including its losses and revenues, primarily reflect its operations for the past year. For the year ending December 31, 1999 the Company had $ 893,193 in revenue and a net loss of $ 983,035. As of December 31, 1999 the Company had a net shareholder equity of $566,238.

I.  Segment Reporting Disclosures

The Company operates two business segments: restaurants and franchising, and food processing. In November 1998, management decided to close all of its existing restaurants at that time and to restructure a new restaurant concept that emphasized a "fast casual, self-service" style of food delivery as opposed to the more traditional type of restaurant that it had in place at the time. The Company would still concentrate its marketing efforts in the Italian foods. The Company's staff was reorganized and its restaurant space was reconfigured to deliver its food products according to the new philosophy. During 1999, the Company opened two restaurants after a period of reconstruction and staff reorganization, Floridino's, Inc., and Floridino's of Lakeland, Inc. In the first quarter of fiscal year 2000, a restaurant was opened in Del Ray Beach, Florida and a restaurant was opened in Lake Wales, Florida.

The food processing plant was completed in 1999 and began operations in January of 2000. During 1999, the processing plant was being reconstructed to conform to USDA guidelines and to the requirements of expected demand for the Company's products.

Please see the discussion and analysis that follows.

Restaurant Segment: Results of Operations

Gross sales for the year ending December 31, 1999 for the restaurant division decreased to $860,099 or 48% from gross sales for the similar period in 1998. Consequently gross profit for the year also decreased to $288,727 or 55% as compared to the similar period in 1998. As expected, this decrease was due to the closing of four unprofitable restaurants in 1999, thereby decreasing gross sales revenues. The 1998 sales figures include the gross sales for all the restaurants for a full year while 1999 sales figures includes the results of the New York restaurant and the Lakeland restaurant for the months that they were effectively opened. After a period of construction, Floridino's, Inc., was opened in September 1999. Floridino's of Lakeland was closed for the month of October 1999 for reconstruction and reopened in November 1999.

Selling, general, and administrative costs for this segment decreased to $820,308 as compared to $1,070,888 for the similar period in 1998, or 23%. This decrease is attributable to closing of the unprofitable restaurants in 1999 resulting in overhead savings. During the period of reconstruction for the New York restaurant, management decided to retain many of its employees. Management concluded that the costs of hiring and training new employees at the end of the reconstruction period would have been greater than the costs of keeping the employees on salary during the reconstruction period. The Company spent approximately $200,000 in salaries and rents during the reconstruction period in 1999. An additional $97,000 was spent during 1999 on severance pay and lease terminations of the unprofitable restaurants that were closed.

The restaurant segment showed a loss from continuing operations of $531,581 as compared to a loss of $434,562 for a similar period in 1998. However, management is encouraged by the results obtained from the reorganization of the restaurant segment undertaken in late 1998 and through 1999 and expects that the benefits of this reorganization to be realized in 2000.

Processing Plant:  Results of Operations

Towards the end of 1998, the Company decided that a significant profit could be made from the production and marketing of its unique style of Italian food products, specifically; calzones and pizza rolls. Based upon the initial response to its products from large Italian food franchises located in Florida and from large nationwide retail fast food outlets, the Company decided to open this segment in early 1999 and began operations in January 2000.

The Company contracted with a consulting firm to oversee the plant operations and manage plant personnel. In addition, the Company expended approximately $456,000 for equipment and construction of its plant facility.

During the year ending December 31, 1999, the processing segment incurred losses from continuing operations of $515,488. The significant components of this cost were approximately $258,000 for plant salaries and consulting fees, $178,000 for supplies, rent and utilities, and $48,000 in depreciation expense. The plant staff have been on salary since the first quarter of 1999, and throughout the reconstruction period. The reconstruction was completed during the last quarter of 1999. The gross sales and cost of sales figures generated reflect the results of test sales performed in late 1999 for potential customers of the Company's products. During the last quarter of 1999, the Company succeeded in passing all phases of the product testing phase and began actual operations in January 2000. Management is encouraged by the initial results achieved by this segment.

Consolidated Company

On a consolidated basis, gross sales decreased from $1,669,271 in 1998 to $893,193 in 1999, or 46%, as a result of management's plan to reorganize the restaurant segment. Gross profit as a percent of sales decreased in 1999 from 38% to 30%. This decrease is a result of management's efforts to move from a full service restaurant concept to a fast, self-service concept. Historically, a full service restaurant has higher profit margins and less volume while the self-service restaurant has lower profit margins but higher volume.


On a consolidated basis, corporate overhead increased to $1,677,873 through December 31, 1999 from $1,134,787 for the similar period in 1998. The main components of this increase were $250,000 in professional fees and consulting costs attributable to the Company's restructuring, $100,000 in payroll reflected the hiring of plant personnel, and $150,000 in rent on the new plant facility.

The Company has recognized an unrealized gain on short term marketable investments of $380,321 and a realized gain on short term marketable investments of $29,793 as a result of its investment in shares of Cantebury Investing Inc.
(CITI). The investment is made for speculative purposes and is classified as a trading security as per SFAS 115. The Company intends to sell this investment during fiscal 2000.

Interest expenses has increased to $67,920 in 1999 as compared to $29,322 in 1998 mainly as a result of the increase in capital leases the Company has entered into in 1999, the interest accrued on the convertible debentures, and the assumption and acquisition of mortgages on real estate assets acquired.

After interest expense and the recognition of the favorable settlement of the Company's long term debt of $78,533, the Company realized a net loss of $983,035 or $.16 per share as compared to a loss of $519.187 or $.19 per share for a similar period in 1998.

Discussion of Financial Condition- Liquidity and Capital Resources

At December 31, 1999, the Company had working capital deficit of $549,718 as compared to a deficit of $855,053 at December 31, 1998. On a consolidated basis, the Company had cash balances totaling $359,449 as compared to $15,502 at December 31, 1998. This increase is primarily due to the secondary public offering of 2,000,000 shares of common stock in May 1999 for $1 million and the issuance of $750,000 in convertible debentures in September and October of 1999 and $346,500 raised by the exercise of common stock warrants and the acquisition of long term debt of approximately $500,000 less property and equipment purchases of approximately $1,089,000 and the payment of long term debt of approximately $166,000 and operating losses of approximately $983,000.

Total current liabilities increased to $1,432,771 at December 31, 1999 as compared to $897,464 at December 31, 1998. The substantial increase in current liabilities is primarily due to the increase of approximately $595,000 of debt, currently due, incurred as a result of of the reconstruction of the New York restaurant.

The net property and equipment of the Company increased $1,927,065 during fiscal 1999 to $2,439,087 at December 31, 1999. The main components of this increase were approximately $225,000 for the purchase of the plant, $456,000 in the acquisition of plant assets for the processing segment, $318,000 for construction costs for the restaurant segment, $639,000 in three buildings acquired from an officer of the firm in return for preferred stock, and the purchase of land adjacent to the plant for $320,000. In addition, the Company decided to write off the book value of approximately $55,000 of restaurant equipment of the closed restaurants.

The Company will sell two of the buildings acquired in this transaction in order to raise capital for the Company. Management expects the sale of the two buildings to be completed by January 2000. The third building is expected to be sold in fiscal year 2000, but as of the date of this filing, no contract to sell this property has been achieved.

Capital lease financing obligations increased to $127,558 at December 31, 1999 from $49,200 at December 31, 1998. This increase is due primarily to the increase in equipment leases entered into during 1999 on behalf of the processing segment. Long term debt increased to $1,444,678 at December 31, 1999 as a result of the costs of reconstruction and the assumption of real estate mortgages in the preferred stock transaction noted above and $500,000 in real estate mortgages acquired in the last quarter of 1999.

Stockholders equity increased to $566,238 at December 31, 1999 from a deficit of $370,560 at December 31, 1998. The main source of this increase was $1,000,000 raised in May 1999 through a secondary offering of common stock, $250,000 of preferred stock issued to an officer of the firm in exchange for liabilities owed to the officer, and the recognition of $233,333 as a favorable conversion feature from the debenture offering, and $346,500 in proceeds from the exercise of common stock warrants.

Management expects the Company to realize the benefits of its reorganization efforts in fiscal year 2000. Management feels that the completion of the processing plant in 1999, the closing of unprofitable restaurants, the reopening of restaurants under the new fast, self service, casual theme will enable the Company to become profitable in fiscal year 2000. Additional restaurants will be added depending upon the success of the restaurant's new marketing efforts established in 1999. However, no assurance can be given as the realizations of management's expectations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Floridino's International Holdings, Inc. and its Subsidiaries

We have audited the accompanying consolidated balance sheet of Floridino's International Holdings, Inc. ("the Company") and its Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The statements of operations, shareholders' equity, and cash flows of Floridino's International Holdings, Inc. and its Subsidiaries for the year ended December 31, 1998, were audited by other auditors whose report dated October 12, 1999, expressed a qualified opinion on those statements regarding an uncertainty as to the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Floridino's International Holdings, Inc. and its Subsidiaries at December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As more fully discussed in Note 2 to the financial statements, there are significant matters concerning the Company that raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these maters are also described in Note 2 to the financial statements. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Berkovits & Company, P.A.
March 22, 2000

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1999

                               ASSETS
Current Assets
  Cash                                                   $359,449
  Investments in marketable equity securities             471,250
  Inventory                                                52,354
                                                       ----------
  Total Current Assets                                   $883,053

Property and Equipment, net                             2,439,087

Other Assets
 Deposits and other assets                                 42,547
 Organizational costs(net of amortization)                  1,690
                                                       ----------
  Total Other Assets                                       44,237

  TOTAL ASSETS                                         $3,366,377
                                                       ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable                                        $490,924
 Accrued expenses                                          61,200
 Notes payable to banks                                   159,112
 Current portion of obligations under capital leases       21,669
 Current portion of long term debt                        699,866
                                                       ----------
 Total Current Liabilities                             $1,432,771

Capital lease obligations                                 105,889
Long term debt                                            744,812
Convertible debentures (9% payable semiannually)          516,667

SHAREHOLDERS' EQUITY
Common stock, par value $.001; authorized
 25,000,000 shares; issued and outstanding
 7,657,000 shares at December 31, 1999                     $7,657
Preferred stock, 200,000 shares authorized;
 50,000 shares issued and outstanding, convertible
 to 50,000 shares of common stock, no par value,
 nonparticipating                                         250,000
Additional Paid in Capital                              2,469,846
Accumulated Deficit                                    (2,161,265)
                                                       ----------
 Total Shareholders' Equity                               566,238
                                                       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $3,366,377
                                                       ==========

The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the auditor's report.

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                               December 31,        December 31,
                                  1999                 1998
                               ------------        ------------
REVENUES
 Food and Beverage Sales       $  858,052           $1,577,564
 Franchise revenues                35,141               59,500
 Royalty revenues                    -                  32,207
                                ---------             --------

Total Revenues                    893,193            1,669,271
 Less cost of goods sold          619,082            1,032,945
                                ---------            ---------
 Gross Profit                     274,111              636,326

OPERATING EXPENSES:
 General Administrative         1,519,886              996,232
 Cost of store closing            157,987              138,555
                               ----------            ---------
 Total Operating Expenses       1,677,873            1,134,787
                               ----------            ---------

Net loss from continuing
 operations                    (1,403,762)            (498,461)

OTHER INCOME (EXPENSES):
 Unrealized gain on short
 term investment                  380,321                 --
 Other income                      29,793                8,596
 Interest expense                 (67,920)             (29,322)
                               ----------            ----------
 Total other income (expenses)    342,194              (20,726)

LOSS FROM OPERATIONS BEFORE
INCOME TAX PROVISION AND
EXTRAORDINARY ITEM             (1,061,568)            (519,187)

EXTRAORDINARY ITEM:
 Gain on early extinguishment
 of debt (net of $40,457
 tax credit)                       78,533                 --
                              -----------            ----------

LOSS FROM OPERATIONS BEFORE
INCOME TAX PROVISION             (983,035)            (519,187)

                               December 31,        December 31,
                                  1999                 1998
                               ------------        ------------
Provision for Income taxes          --                  --
                               -----------           ----------

NET LOSS                       $ (983,035)          $ (519,187)
                               ===========          ===========
Net Loss per common share:
 Basic:
 Loss from continuing operations   $(0.22)              $(0.19)
 Gain from extraordinary item       $0.01                $0.00
 Net loss per share                $(0.16)              $(0.19)

Weighted average shares

 outstanding                    6,273,134            2,698,974
                              ============          ===========

The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the auditor's report.

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                   December 31,        December 31,
                                      1999                 1998
                                   -----------         ------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net Loss                         $(983,035)           $(519,187)
  Adjustments to Reconcile
    Net Income Items Not
    Requiring the use of cash:
    Depreciation and
      Amortization                   245,771               91,214
    Compensation expense paid
      By issuing common stock         90,000                  --
    Unrealized gain on short
      Term Investment               (380,321)                 --
    Bad debt expense                  14,255                  --
    Cost of store closings           157,987                  --

 Changes in Assets and Liabilities
   Royalties Receivable               11,826                  424
   Inventory                         (37,271)               3,452
   Short term investments            (90,929)                 -
   Other Assets                       42,528               (7,729)
   Deferred franchise fee revenue       --                (59,500)
   Accounts payable                  180,369               45,048
   Accrued expenses                  (74,872)              66,091
                                  ----------           ----------
NET CASH USED BY OPERATIONS         (823,692)            (380,187)

INVESTING ACTIVITIES:
 Payments of bank overdrafts         (19,903)              18,759
 Purchase of land adjacent to
   Plant                            (320,000)                   0
 Purchase of
   Property and Equipment           (769,032)              39,501
                                  ----------           ----------
NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES           (1,108,935)              58,260
                                  ----------           ----------

                                   December 31,        December 31,
                                      1999                 1998
                                   -----------         ------------
FINANCING ACTIVITIES:
 Obligations to Banks                159,112                  --
 Proceeds from issuance of
  convertible debentures             750,000                  --
 Increase (decrease) in loan
   to stockholder                   (152,799)             131,728
 Issuance of common stock upon
   Exercise of warrants              346,500              261,000
 Issuance of common stock          1,000,000                  --
 Payment of long term capital
   lease obligations                 (49,206)             (24,280)
 Payment of long term debt          (335,608)             (31,019)
 Proceeds of
 long term debt                      558,575                  --
                                  ----------           ----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES               2,276,574              337,428
                                  ----------           ----------
NET INCREASE IN CASH DURING
 THE PERIOD                          343,947               15,502
CASH BALANCE AT BEGINNING OF
 FISCAL YEAR                          15,502                  --
CASH BALANCE AT END OF
 THE PERIOD                          359,449               15,502
                                  ==========          ===========

SUPPLEMENTAL DISCLOSURES:
 Interest paid during
  the period                          67,920               29,322
 Acquisition of fixed assets by
  capital leases                     127,564               49,200
 Acquisition of fixed assets by
  long term debt                     495,227                  --
 Acquisition of fixed assets by
  the assumption of long term
  debt and issuance of preferred
  stock                              509,535                  --
 Stock issued for acquisition of
  fixed assets                           --                87,079
 Stock issued for acquisition
   of subsidiary                         --               337,442

The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the auditor's report.

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                Common Stock       Preferred Stock     Paid in    Accumulated
                             Shares      Amount    Shares    Amount    Capital      Deficit         Total
-------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 1,1998              2,518,000    $2,518       -       -       $119,631    $(659,043)      $(536,894)

Issuance of common stock
 upon exercise of
 warrants                     261,000       261       -       -        260,739         -            261,000

Issuance of common
 stock for the purchase
 subsidiary                 1,680,000     1,680       -       -        335,762         -            337,442

Issuance of common
 stock for equipment          500,000       500       -       -         86,579         -             87,079

Net Loss                         -           -        -       -            -       (519,187)       (519,187)

------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1998           4,959,000     4,959       -       -        802,711   (1,178,230)       (370,560)

Issuance of common
stock upon exercise of
warrants                       558,000      558      -        -        345,942        -             346,500

Issuance of common stock
for compensation               140,000      140      -        -         89,860        -              90,000

Issuance of common stock
for secondary offering       2,000,000    2,000      -        -        998,000        -           1,000,000

Issuance of preferred
stock                             -         -     50,000   250,000        -           -             250,000

Proceeds from debentures
attributed to favorable
conversion feature                                                     233,333                      233,333

Net loss                                                                           (983,035)       (983,035)
------------------------------------------------------------------------------------------------------------


                                Common Stock       Preferred Stock     Paid in    Accumulated
                             Shares      Amount    Shares    Amount    Capital      Deficit         Total
-------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1999           7,657,000    $7,657    50,000    $250,000  $2,469,846  $(2,161,265)    $566,238
                 ==========================================================================================

The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the auditor's report.

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

Note 1 -  Nature of Operations and Summary of Significant
Accounting Policies

Floridino's International Holdings, Inc. (the Company) was incorporated on June 25, 1997 in the State of Florida to develop, own, operate, and franchise family style Italian restaurants. The company's operations are located in New York City, New York and throughout Florida. The consolidated statements of the Company include the following wholly owned subsidiaries:

Floridino's Pizza Etc., Inc.- a restaurant located in Winterhaven, Florida that was closed in October 1999.

Hard Ball CafE,, Inc.- a restaurant located in Winterhaven, Florida that was closed in April 1999.

Floridino's Home of the Calzone, Inc.- a restaurant located in Lakeland, Florida that was closed in May 1999.

Floridino's International, Inc.- a restaurant franchiser located In Winterhaven, Florida.

Floridino's of Bartow, Inc.- a restaurant located in Bartow, Florida that was closed in December 1998.

Floridino's Specialties Distributions, Inc.- an Italian food manufacturer located in Lakeland, Florida incorporated in July 1998.

Floridino's Express, Inc.- a restaurant located in Lake Wales, Florida that was incorporated in January 1999.

Toho Holdings, Inc.- a company incorporated in 1999 to hold title to the real estate and lease agreements of the consolidated companies.

Floridino's , Inc.- a restaurant located in New York, New York, formerly Zoop Soups Inc. This restaurant was reopened in September 1999 after a period of reconstruction.

Floridino's of Lakeland- a restaurant located in Lake Wales, Florida incorporated in September 1997. This restaurant was opened in January 1998, closed for reconstruction in October 1999, and reopened in November 1999.

Lake Wales- a restaurant located in Lake Wales, Florida that was closed in September 1998.

Del Ray- a restaurant incorporated in November 1999 located Del Ray Beach, Florida that was opened in January 2000.

Consolidation-The accompanying consolidated financial statements include the accounts of the company and all of its wholly owned and majority owned subsidiaries. All significant inter-company balances have been eliminated.

Revenue and Cost Recognition-The Company recognizes revenue from food and beverage sales as the service is provided. Revenue from franchise sales is recognized, net of allowance of uncollectible amounts, when substantially all significant services provided by the Company have been performed which normally occur prior to the start of the operations. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Use of Estimates-The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

Cash and cash equivalents-Cash equivalents include highly liquid short-term investments with an original maturity of three months or less. Trading securities are not considered cash equivalents and are shown separately as investments in marketable securities.

Investment in Marketable Securities-Investment in marketable securities represents the purchase of common stock of a publicly trade company. As per Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies this investment as a "trading security" and accordingly, the investment is recorded at fair market value at December 31, 1999 and an unrealized gain of $380,321 has been reflected as "other income" in the statement of operations.

The Company utilizes the specific identification method in determining holding gains and losses on investments in marketable securities.

Inventory-Inventory is stated at the lower of cost (first-in, first-out method) or market and primarily consists of food and beverage products.

Property and Equipment-Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful life of the asset. Improvements made to leased property are depreciated on a straight-line basis over the estimated useful life of the improvement or the period of the lease remaining, whichever is less. The following is a summary of the estimated useful lives used in computing depreciation expense:

       Equipment                     5 years
       Leasehold improvements        5-10 years
       Vehicles                      5 years
       Buildings                     30 years
       Furniture & fixtures          5 years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

Income Taxes-The Company accounts for income taxes under the accrual method established by Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected futures tax consequences and events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted rates for the year in which the differences are expected to reverse.

Management believes that based on current operations, the realization of a tax-deferred asset will not be utilized. Therefore, a deferred tax asset has not been reflected in the accompanying financial statements as of December 31, 1999.

Extraordinary items-During the year ending December 31, 1999, the Company had extinguished certain long term debt before its scheduled maturity date. The difference between the carrying value of this debt and the settlement value of the debt extinguished has been recognized as an extraordinary item in the consolidated statement of operations, net of the related tax effect.

Fair Values of Financial Instruments-The carrying amounts of all cash and cash equivalents, accounts receivables, short term investments, inventories, accounts payable, and other obligations reported in the statement of financial position are estimated by management to approximate fair value.

Recent accounting pronouncements - Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and is effective for fiscal quarters beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Management has concluded that the adoptions of SFAS No. 133 will not have a material impact on the financial position of the Company or its results of operations.

Concentration of credit risk-Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash deposits and investments in marketable securities. The Company had cash demand deposit accounts of approximately $100,000 in domestic banks at year-end which were not insured. In addition, the Company has investments in a common stock of approximately $471,000 at year-end. The market for this stock is not highly liquid due to the small float of the stock.

Note 2-Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. However, during the years ending December 31, 1999 and December 31, 1998, the Company continues to experience certain going concern and liquidity problems. The Company has incurred net losses of $983,035 and $519,187 for the years ending December 31, 1999 and December 31, 1998. This condition raises substantial doubt to the ability of the Company to continue as a going concern.

Management's plans with regard to this matter is as follows:

The Company, through a plan formalized in fiscal year 1998 and completed in 1999, closed all unprofitable restaurants. The Company plans to reopen new restaurants under new management with more emphasis on a "casual fast food/self-service" theme. During 1999, after a period of reconstruction and reorganization, the Company opened New York Floridino's and Lakeland. The Express and Del Ray restaurants were opened in January 2000.

During the year ended December 31, 1999, the Company raised approximately $2.1 million through a Regulation D 505 offering, the exercise of common stock warrants, and a convertible debenture offering. These funds were used to satisfy some of the Company's long-term debt, reconstruct and improve current restaurant space, and to complete the construction of Specialties, its food manufacturing plant, and purchase of real estate and investments.

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3-Closed Restaurants

Through December 31, 1999, the Company had completed its plans to close the operations of unprofitable restaurants. The costs associated with these closings are reported in the caption "Cost of Store Closing" in the statement of operations. The restaurants that were closed by management through 1999 are as follows:

               Floridino's Pizza Etc., Inc.
               Hard Ball Cafe, Inc.
               Floridino's Home of the Calzone, Inc
               Floridino's of Bartow, Inc.

The costs associated with the closing of these restaurants are $157,987 and $138,555 for fiscal years 1999 and 1998, respectively.

Note 4-Litigation

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

Note 5-Commitments and Contingencies:

The Company is committed to various non-cancelable leases for restaurant space. At December 31, 1999, total future minimum lease payments under operating leases is as follows:

       2000                              $353,188
       2001                               338,024
       2002                               342,334
       2003                               335,544
       2004                               341,008
       Thereafter                         914,400
                                       ----------

Total future minimum lease payments    $2,624,498
                                       ==========

Rent expense was $224,817 and $179,111 for fiscal years 1999 and1998, respectively.

The Company is the lessee of certain equipment accounted for as capital leases in 1999. The assets and liabilities of the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset purchased. The assets are being amortized over the term of the lease or the estimated useful life of the asset, whichever is less.

Minimum future lease payments for capital leases as of December 31, 1999 is as follows:

       2000                              $ 45,706
       2001                                46,777
       2002                                46,777
       2003                                39,024
       2004                                12,420
                                         --------
Total future minimum lease payments       190,704

Less amounts representing interest        (63,146)
Present value of net minimum lease      ---------
payments                                $ 127,558
                                        =========

Interest rates on capitalized leases range from 17% to 27% imputed based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

Note 6-Common Stock Transactions

During fiscal year ending December 31, 1999, the balance of warrants outstanding from an offering completed in July 1997 were exercised or expired. During the period, 558,000 warrants were exercised resulting in proceeds to the Company of $346,500 and the issuance of 558,000 shares of common stock. The balance of the outstanding warrants (63,000) expired on March 31, 1999.

In August 1999, the Company issued 140,000 shares in return for services rendered by outside consultants.

In July 1999, the Company completed a Regulation D 505 offering resulting in net proceeds to the Company of $1,000,000 and the issuance of 2,000,000 shares of common stock.

Note 7-Convertible Debentures

In the last quarter of fiscal year 1999, the Company received proceeds of $750,000 by issuing convertible debentures. The debentures mature in September 2001 and October 2001 and carry an interest rate of 9%. The debentures are convertible into common stock at a 40% discount, from the preceding five day average market price of the stock at the date conversion. Accordingly, $233,333 of the proceeds of the debenture offering has been allocated to additional paid in capital in the statement of financial position.

Note 8-Convertible Preferred Stock

As more fully discussed in Note 10, the Company issued 50,000 shares of preferred stock to the president of the Company in exchange for real estate assets transferred to the Company. The net fair market value of the real estate at the date of the transaction was $250,000, as determined by management.

The preferred stock is convertible into 50,000 shares of common stock beginning in May 2000.

Note 9-Long term debt

The following comprises long term debt as of December 31, 1999:

FLORIDINO'S INTERNATIONAL HOLDINGS INC.

Notes payable to an unrelated party at a rate of              $64,114
of 9% due May 21, 2000 and October 10, 2000
The loan is secured by a building owned by the Company
Monthly payments of $718.

Mortgages payable to a financial institution                  500,000
at an interest rate of 9% due in December 2002.
The mortgages are secured by the land and a
building owned by the Company. Monthly
payments of $11,251 consisting of interest only.

Mortgage payable to an individual at an interest               84,000
rate of 9% secured by a building owned by the
Company.  The loan is due January 2000. Monthly
payment of interest   only of $750. The loan is
currently being renegotiated.

Mortgage payable to an individual at an interest              126,801
rate of 10% secured by a building owned by
the Company. The loan is due in June 2007.
Monthly payments of $2,023.

Mortgage payable to an individual at an interest              139,276
rate of 9% secured by the processing plant
owned by the Company. The loan is due in June 2007.
Monthly payments of $1,773.

Unsecured note payable to a contractor at an                  237,207
interest rate of 8.25%. Balloon payment due
October 2000.

Unsecured notes payable to entities controlled                258,020
by the majority shareholder and chairman of
the board at an interest rate of 8.25%. Balloon
payments are due in January 2000 and October 2000.

Other notes payable due to individual suppliers                35,260
with no stated interest rate                               ----------

                         Total debt                         1,444,678
                         Less current maturities              699,866
                                                           ----------
                         Long term debt                    $  744,812
                                                           ==========

A schedule of maturities of long term debt by fiscal year is as follows:

                                    Year                Amount
                                    2000                $  699,866
                                    2001                   262,192
                                    2002                   286,934
                                    2003                    26,881
                                    2004                    29,861
                                    Thereafter             138,944
                                                        ----------
                                    Total               $1,444,678
                                                        ==========

Note 10-Related Party Transactions

The Company is indebted to its majority shareholder and chairman of the board for the cost of certain reconstruction of the New York restaurant incurred during 1999. Unsecured promissory notes payable of $258,020 to entities controlled by the chairman were entered into on August 31, 1999 and carry an interest rate of 8.25%. The notes mature in fiscal year 2000 and are included in the current portion of long term debt in the statement of financial condition.

In May 1999, the Company assumed title to three properties and their corresponding mortgages from the President of the Company. The estimated fair market value of the net equity of the properties at the date of the transaction was $250,000. The President was issued 50,000 shares of non-participating preferred stock in consideration for this transfer. The preferred stock is convertible into common stock beginning in May 2000 and has no liquidation preferences.

Note 11-Segments

The segments of the Company follow the same accounting policies as the consolidated group. The following is a summary of the Company's segment information for fiscal years 1999 and 1998:

                                          1999        1998
         Gross Sales
         Restaurants                   $860,099   $1,669,271
         Food processing                 33,094            -
                                       --------   ----------
         Total gross sales             $893,193   $1,669,271

         Gross Profit
         Restaurants                   $288,727     $636,326
         Food processing                (14,616)           -
                                       --------   ----------
         Total gross profit            $274,111     $636,326

         Income (loss) from continuing operations

         Restaurants                  ($531,581)   ($434,562)
         Food processing               (515,488)           -
         Corporate                     (356,693)     (63,899)
                                       --------    ----------
         Total from continuing
          operations                ($1,403,762)     498,461

         Depreciation & amortization
         Restaurants                   $170,586      $69,931
         Food processing                 47,666           -
         Corporate                       27,519       21,283
                                       --------   ----------

         Total depreciation &
          amortization                 $245,771      $91,214

         Interest expense
         Restaurants                    $44,295      $19,509
         Food processing                 12,307           -
         Corporate                       11,318        9,813
                                       --------   ----------

         Total interest expense         $67,920     $29,322

         Total Assets
         Restaurants                   $892,024    $566,368
         Food processing                510,839           -
         Corporate                    1,963,514      74,830
                                     ----------   ----------

         Total assets                $3,366,377    $641,198
                                     ==========   ==========

The following table provides the Company's geographic information for gross sales and assets:

                                               1999        1998
         Gross sales- restaurants
         New York                          $  578,392    $        -
         Florida                              281,707     1,669,271
                                             --------   -----------
         Total gross sales                 $  860,099    $1,669,271

         Gross sales- processing

         New York                          $        -    $       -
         Florida                               33,094            -
                                            ---------   ----------
         Total gross sales                 $   33,094    $       -


         Total Assets
         New York                          $  664,776    $349,729
         Florida                            2,701,601     291,469
                                            ---------   ----------
         Total assets                      $3,366,377    $641,198

The company does not have any customers who represent greater than 10% or more of consolidated gross sales.

Note 12-Earnings Per Share

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding during the fiscal year. The effects of convertible debentures preferred stock, and common stock warrants have not been included since their inclusion would be anti-dilutive.

Note 13-Income taxes

At December 31, 1999 and December 31, 1998, the Company had $1,412,694 and $533,353 of net operating loss carry forwards which expire in years 2005 and 2004. No portion of the net operating loss carryforwards has been recognized as a deferred tax asset at December 31, 1999 and December 31, 1998. The following is a reconciliation between net loss per the statement of operations and taxable loss at December 31, 1999 and December 31, 1998:

                                           1999        1998
         Net loss                       ($983,035)  ($519,187)

         Allowance for unrealized
         gain on investment              (402,531)          -

         Allowance for timing
         difference in
           depreciation expense           (27,128)    (14,166)
                                      ------------  ----------
         Taxable loss                 ($1,412,694)  ($533,353)


         Deferred tax asset               $480,315    $181,340

         Allowance for tax
           recoverability                 (480,315)   (181,340)
                                      ------------  ----------

         Deferred tax asset
          recognized                   $         -   $       -
                                      ============  ==========

The statutory federal tax rate of 34% was used to calculated deferred tax assets.

Note 14-Subsequent events

In February 2000, the Company purchased 100% of the issued and outstanding common stock of Triton Prestige Products Inc., a food manufacturer located in Palm City, Florida, by issuing 50,000 shares of common stock.

The financial statements of Triton Prestige Products at the time of the transaction are as follows:

                        Statement of Financial Condition
                                 At Acquisition
                                    Unaudited

         Assets
         Current assets:
         Cash                                   $    970
         Accounts receivable                      47,565
         Inventory                                39,281
                                                --------

         Total current assets                     87,816

         Leasehold improvements net
         accumulated depreciation                  4,521
         Security deposit                          9,704
         Other asset                               4,000
                                                --------
                       Total assets             $106,041
                                                ========

         Liabilities and Stockholders'

         Current liabilities:
         Accounts payable                       $ 46,264
         Loans payable                           102,500
                                                --------
         Total current liabilities               148,764

         Common stock                                500
         Accumulated Deficit                     (43,223)

         Total liabilities and stockholders'    $106,041
                                                ========


                       Statement of Operations
            From Inception through date of Acquisition
                              Unaudited
         Gross sales                           $ 325,222
         Less cost of sales                     (298,544)
                                               ---------
         Gross profit                             26,678

         Less general administrative expenses    (67,651)
                                               ---------
         Loss from operations                    (40,973)

         Other expenses: Interest                 (2,250)
                                               ---------
         Net loss                               ($43,223)
                                               =========

Note 15-Year 2000 Statement

The Company has actively addressed the issues related to the date change in year 2000. This is necessary because many computer systems were programmed using only two digits to contain the year in the date fields. On January 1, 2000, many of these programs will fail to perform date calculations correctly and produce erroneous results. This could temporarily prevent the Company from processing business transactions. The Company began efforts to address this issue in fiscal 1999. As of the date of this report, the Company has experienced no disruption of business due to the Year 2000 issue.

There are significant risks associated with the year 2000 issues. Many of these risks such as those associated with electrical power or telecommunications are outside the reasonable control of the Company. Although the Company believes its remediation and contingency planning efforts adequately identify and addressed the year 2000 issues that are within the Company's reasonable control, there can be no assurance that the Company's efforts will be fully effective. Due to the significant risks, the Company's management continues to monitor this very closely.

Note 16-Notes payable to banks

The Company is currently in default on $159,112 of equipment loans to banks. The debt had matured in fiscal 1998 and 1999 and is included in current liabilities under the caption, "Notes payable to banks" in the financial statements. These notes carried interest at the prime rate plus 2% and were secured by equipment. The Company is currently negotiating with the bank to settle this debt.

Note 17-Property and Equipment

The major categories of property and equipment at December 31, 1999 are as follows:

         Land                           $  320,000
         Equipment                         572,180
         Leasehold improvements            942,519
         Vehicles                           17,232
         Buildings                         859,000
         Furniture and fixtures              2,885
         Total property and equipment    2,713,816
                                         ---------

         Less accumulated depreciation    (274,729)

         Net property and equipment     $2,439,087
                                        ==========

The category for equipment includes $127,558 in of equipment acquired under capital lease agreements. The amount of accumulated amortization of capital leases is included in accumulated depreciation and was $17,678 for 1999. Depreciation expense was $245,771 and $91,214 for the years ended 1999 and 1998, respectively. During 1999 the Company wrote off approximately $55,000 of restaurant equipment associated with the closed operations. The equipment was pledged as security for bank loans (See Note 16) and is being held in storage until resolution of such claims.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company on January 17, 2000 dismissed the certified public accounting firm, Infante, Lago and Company, as a result of the departure of Jesus Lago, the partner overseeing the audit and financial reporting of the Company. Mr. Lago has become a partner of the certified public accounting firm of Berkovits and Company, P.A., located in the State of Florida, and the Company has elected to retain this firm for the purpose of conducting future audits of the Company and for providing financial reports for the Company.

The decision to dismiss Infante Lago and Company was based solely on the departure of Mr. Lago from that firm and did not stem from any disagreement between the Company and Infante Lago on any matter of accounting principles, practices, financial statements, disclosure or auditing practices or procedures. No such disagreements existed between the Company and Infante Lago prior to their dismissal.

The engagement of the accounting firm of Berkovits & Company has commenced on January 17, 2000.

The Company on December 17, 1999 filed a Form 8-K reflecting this change. The Form 8-K is incorporated by reference herein and investors are directed to that filing for disclosure purposes.

Investors are further advised that the principal accountant's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. Additionally, the decision to change accountants was approved by the board of directors of the company.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                           Position(s) Held and
Name                 Age    Duration of Service      Family Relation
----------------     ---    -------------------      ---------------
William C. Keeler     46    Chief Executive Officer       None
Michael Floridino     41    President                     None
Frank Dolney          43    Secretary/Treasurer           None
Nick Pirgousis        44    Chairman of Board           Brother of
                                                     George Pirgousis
George Pirgousis      58    Director                    Brother of
                                                      Nick Pirgousis
William A. Scott      55    Director                      None


All directors hold office until the next annual meeting of stockholders, held on June 15th of each year, and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

William Keeler, Chief Executive Officer, has over twenty years of successful, progressive experience in the food industry including work in retail restaurants and wholesale distribution. He started his career as the franchise owner of five Kentucky Fried Chicken units, then became Territory and District Sales Manager and Director of Corporate Produce sales for White Swan Food Service, moved on to become District Sales Manage and District Sales Director of Sysco, and advanced from Regional Sales Manager to Vice President of Sales at Rykoff Sexton US Food Services. Most recently Mr. Keeler worked as Vice President of Sales and Marketing for Bari Importing Corp, where he supervised all marketing aspects of Corporation, increased Sales and Profits last year over 20%. Installed a new shelter program, instituted a new commission program, instituted a new sales software program, designed an equipment program bringing new customers and opening new opportunities for the Sales Force.

Michael Floridino, President, is the Founder of the Company. He has been in the restaurant business nearly his entire life. At the age of 18, he held numerous management positions in restaurant chains, covering all aspects of operations, engaging in site selection, training, food suppliers and administration. In 1988, Mr. Floridino moved to Winter Haven, Florida and founded the first Floridino's. He is the owner and originator of the recipes of Floridino's which have been handed down to him through his family and perfected by him. Mr. Floridino's expertise lies within the food development and restaurant operations business.

Frank Dolney, Secretary/Treasurer, graduated in 1979 with a Bachelors of Business Administration in Finance and Economics. After graduation, Mr. Dolney took a position with Merrill Lynch Pierce Fenner & Smith as Asst. Operations Manager. In the last eighteen years Frank has worked as an investment executive in the areas of portfolio management, private placements and tax strategy. From 1990 to 1995, Mr. Dolney worked with AT Broad & Company in New York as investment executive in which he identified corporate finance and merger and acquisition candidates for top management.

Nick Pirgousis, Chairman of the Board of Directors, opened his first restaurant at the age of 18 in New York City. He has since owned, operated and managed restaurants in New York including the Park View Restaurant, Zoop Soups and Silver Spurs, of which he is still an owner. Mr. Pirgousis maintains a hand-on style of management and has been involved in every aspect of the growth of the Company. He has also overseen the growth of a number of establishments in the food and beverage industry as a consultant utilizing his restaurant expertise to advise on the operation and management of each entity.

William Scott a director also serves as accountant of the company. He is a certified accountant in the State of Florida for over twenty two years and has an extensive financial and accounting background. During his first seven years as an accountant, Mr. Scott worked for Price Waterhouse & Co. Subsequent to that, he commenced his own private accounting firm which he has devoted most of his time to.

George Pirgousis, the brother of Nick Pirgousis, has been a restauranteur for the past thirty five years. His expertise is the daily operations of restaurants with a strong emphasis in purchasing and inventory control.

Each director is elected at the annual meeting of Stockholders and each Director elected holds office until a successor has been elected and qualified, or until his prior resignation, removal, or death. The following sets forth the dates since which each director has served: Nick Pirgousis: January 7, 1999; George
Pirgousis: January 7, 1999; Frank Dolney: January 7, 1999; William Scott: March 10, 1999; Michael Floridino: June 1997.

To the best knowledge of management, during the past five years, no present or former director or executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him form or otherwise limiting, the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reversed, suspended, or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

The Company's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock.

Item 6. EXECUTIVE COMPENSATION

The following table summarizes the total compensation awarded or paid by the Company to its president, for the fiscal year ended December 31, 1999. No other executive officer of the Company had a total annual salary and bonus in excess of $100,000 for fiscal 1999. Accordingly, Floridino's President is the only named officer of the Company under SEC rules.

Summary Compensation Table

(a)          (b)       (c)      (d)      (e)       (f)       (g)
(h)    (i)
Name and                                Other   Restricted  Sec.
       All
Principal                              Annual     Stock  Underly.
LTIP  Other
Position    Year      Salary   Bonus   Compen.    Award   Options

Payouts Comp.

Michael
Floridino
President   1999     $75,000     0        0         0        0
William
Keeler CEO  1999     $20,000     0        0         0        0

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has no plans at the present to compensate its directors.

The Company has not issued any shares of its common or preferred stock to any employee. It has issued shares to The Ephraim Group and to William Scott as consultancy services rendered to the Company.

COMPENSATION TABLE: None

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended December 31, 1998 and 1999, with the exception of Michael Floridino who received cash compensation in the sum of $75,000.00 in conjunction with his position as president of the Company.

BONUSES AND DEFERRED COMPENSATION: None.

COMPENSATION PURSUANT TO PLANS: None.

PENSION TABLE: None.

OTHER COMPENSATION: None.

COMPENSATION OF DIRECTORS: None.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT:

There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of December 31, 1999, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group. The Company also provides beneficial ownership information with respect to each of its executive officers.

Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------
William Keeler                    3,000                    0.00%
5836 Spruce Creek Drive
Fort Orange, Florida

Michael Floridino               999,700                   13.06%
3560 Cypress Gardens Road
Winter Haven, Florida 33884

Hynford Holdings Ltd.           500,000                    6.53%
Cable Beach Court - STE #1
Nassau, Bahamas

Toho Ventures Ltd.*           1,680,000                   21.94%
494 LaGuardia Place
New York, New York 10012

George Pirgousis (3)            144,000                    1.88%
494 LaGuardia Place
New York, New York 10012

William Scott                    40,000                    0.52%
95 Madison Avenue
Morristown, New Jersey

Lokee LLC*                      142,000                    1.85%
494 LaGuardia Place
New York, New York 10012

Raffles Toho Ltd.*              464,000                    6.06%
494 La Guardia Place
New York, New York 10012

Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------
All Directors and Named
Executive Officers as
 group                        3,472,700                   45.35%


PREFERRED SHARES

Michael Floridino                50,000                  100.00%
3560 Cypress Gardens Road
Winter Haven, Florida 33884

*- see footnotes

(1) As of December 31, 1999, Nick Pirgousis and Frank Dolney each own a fifty (50%) percent interest in Toho Ventures Ltd., which holds 1,680,000 shares of the Company. The corresponding amount of shares beneficially owned by Nick Pirgousis and Frank Dolney each include the 840,000 shares of the Company they each beneficially own through Toho Ventures Ltd.

(2) As of December 31, 1999, Nick Pirgousis was the sole beneficial owner of Raffles Toho Ltd., which owns 464,000 shares of the Company. The corresponding amount of shares beneficially owned by Nick Pirgousis includes the 464,000 shares of the Company owned beneficially through Raffles Toho Ltd.

(3) As of December 31, 1999, George Pirgousis was the sole beneficial owner of Lokee LLC which owns 142,000 shares of the Company. The corresponding amount of shares beneficially owned by George Pirgousis includes the 142,000 shares of the Company owned beneficially through Low Key Holdings.

Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934, regarding the determination of beneficial owners of securities, includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power and/or investment power with respect to such securities; and, any person who has the right to acquire beneficial ownership of such security within sixty days through a means, including, but not limited to, the exercise of any option, warrant, right or conversion of a security. Any securities not outstanding that are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

The Company has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the share indicated above. Percent of Class (third column above) is based on 7,657,000 shares of common stock outstanding as of the date of this filing.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) In May 1999, the Company issued 50,000 shares of preferred restricted common stock to Michael Floridino, the Company's president, in connection with the purchase of three (3) parcels of real estate located at 1810 3rd Street, S.E., Winter Haven, Florida, 300 Cypress Gardens Blvd, Winter Haven, Florida 33880, 3560 Cypress Gardens Road, Winter Haven, Florida 33884. For additional consideration to Michael Floridino, the Company assumed the liabilities and encumbrances on each of those properties. The property provided by Michael Floridino was the fair market value in accordance with inquiries and appraisals made by the Company through various real estate brokers in the Winter Haven, Florida area. The total market value of the three properties, not reduced by mortgages, liens and encumbrances, was approximately $639,000. The valuation of the liabilities on the properties was $440,000.

(b) During the course of the year to August 31, 1999, the Company received funding for reconstruction of the Company's operations from Raffles Toho Inc., the total sum of approximately $258,020. Raffles Toho is wholly owned by the Chairman of the Board of Directors of the Company, Nick Pirgousis. The advance of such funds is evidenced by three Promissory Notes. The terms of the notes provide for interest to be assessed at an annual rate of 8.25%. The individual notes held by Raffles Toho, issued on August 31, 1999, are for $120,435.00 and $72,197.00. These have a balloon payment due on September 1, 2000 and have been extended to October 31, 2000. A third individual note issued on August 31, 1999 for $65,388.00 possesses a balloon payment due on January 1, 2000.

INDEBTEDNESS OF MANAGEMENT:

(a) In May, 1999, the Company issued 50,000 shares of preferred restricted common stock to Michael Floridino, the Company's president, in connection with the purchase of three (3) parcels of real estate located at 1810 3rd Street, S.E., Winter Haven, Florida, 300 Cypress Gardens Blvd, Winter Haven, Florida 33880, 3560 Cypress Gardens Road, Winter Haven, Florida 33884. For additional consideration to Michael Floridino, the Company assumed the liabilities and encumbrances on each of those properties. The property provided by Michael Floridino was the Fair Market Value in accordance with inquiries and appraisals made by the Company through various real estate brokers in the Winter Haven, Florida area. The total market value of the three properties, not reduced by mortgages, liens and encumbrances, was approximately $639,000.

(b) During the course of the year to August 31, 1999, the Company received funding for reconstruction of the Company's operations from Raffles Toho Inc., the total sum of approximately $258,020. Raffles Toho is wholly owned by the Chairman of the Board of Directors of the Company, Nick Pirgousis. The advance of such funds is evidenced by three Promissory Notes. The terms of the notes provide for interest to be assessed at an annual rate of 8.25%. The individual notes held by Raffles Toho, issued on August 31, 1999, are for $120,435.00 and $72,197.00. These have a balloon payment due on September 1, 2000 and have been extended to October 31, 2000. A third individual note issued on August 31, 1999 for $65,388.00 possesses a balloon payment due on January 1, 2000.

PART IV

Item 14. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS

The Following financial statements are filed as part of this registration statement:

    Balance Sheet
    Statement of Loss
    Statement of Cash Flows
    Statement of Shareholders' Equity (Deficit)
    Selected Financial Data

(B) EXHIBITS AND INDEX OF EXHIBITS

The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to the registrant.

EXHIBIT
    3        Certificate of incorporation and by-laws
   10.1      Agreement between Michael Floridino and Company
             dated May 20, 1999

   10.2      Promissory Note Between Floridino's Inc. and
             Raffles Toho Inc.

   10.3      Promissory Note Between Floridino's Inc. and
             Raffles Toho Inc.

   10.4      Promissory Note Between Floridino's Inc. and
             Toho Partners, LLC

   10.5      Promissory Note Between Floridino's Inc. and
             Raffles Toho Inc.

   10.6      Promissory Note Between Floridino's Inc. and
             Toho Partners, LLC

EXHIBIT
   10.7      Standard Franchise Agreement

   10.8      Consulting Agreement

   21        Subsidiaries of Company

   27        Financial Data Schedule

(C) REPORTS ON FORM 8-K

A report on Form 8-K was filed on December 15, 1999 and it is incorporated to this Form 10SB-12G/a by reference herein.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDINO'S INTERNATIONAL HOLDINGS INC.
----------------------
(Registrant)
Date: April 13, 2000

By: /s/ Nick Pirgousis
----------------------
Chairman of the Board