Form 10KSB/A
period 1999-12-31
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2000-04-19
CIK 1044434

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10KSB/A

                Annual Report Pursuant to Section 12(b) or (g) of
                       The Securities Exchange Act of 1934

                     For fiscal year ended December 31, 1999

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                             59-3479186
         --------                           ------------
  (State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

   3560 Cypress Gardens Road
    Winter Haven, Florida                        33884
----------------------------------------        --------
(Address of principal executive offices)      (Zip Code)

  Registrant's telephone number             (941) 326-1006
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

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998


                 Common Stock       Preferred Stock     Paid in   Accumulated
              Shares      Amount    Shares    Amount    Capital     Deficit         Total
------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 1,1998    2,518,000    $2,518       -       -       $119,631   $(659,043)      $(536,894)

Issuance of common stock
 upon exercise of
 warrants           261,000       261       -       -        260,739        -            261,000

Issuance of common
 stock for the purchase
 subsidiary       1,680,000     1,680       -       -        335,762        -            337,442

Issuance of common
 stock for
 equipment          500,000       500       -       -         86,579        -             87,079

Net Loss               -           -        -       -            -      (519,187)       (519,187)
-------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1998 4,959,000     4,959       -       -        802,711  (1,178,230)       (370,560)

Issuance of common
stock upon exercise of
warrants            558,000      558      -        -        345,942       -             346,500

Issuance of
 common stock
 for compensation   140,000      140      -        -         89,860       -              90,000

Issuance of
 common stock
 for secondary
 offering         2,000,000    2,000      -        -        998,000       -           1,000,000

Issuance of
 preferred
 stock                 -         -     50,000   250,000        -          -             250,000

Proceeds from
 debentures
 attributed to
 favorable
 conversion
 feature                                        233,333                     233,333

Net loss                                                                   (983,035)       (983,035)
------------------------------------------------------------------------------------------------------------


                                Common Stock       Preferred Stock     Paid in   Accumulated
                             Shares      Amount    Shares    Amount    Capital     Deficit         Total
------------------------------------------------------------------------------------------------------------
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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

                           Position(s) Held and
Name                 Age    Duration of Service      Family Relation
- ----------------     ---    -------------------      ---------------
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

Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
- ----------------         --------------------            --------
William Keeler                    3,000                    0.00%
5836 Spruce Creek Drive
Fort Orange, Florida

Michael Floridino               999,700                   13.06%
3560 Cypress Gardens Road
Winter Haven, Florida 33884

Hynford Holdings Ltd.           500,000                    6.53%
Cable Beach Court - STE #1
Nassau, Bahamas

Toho Ventures Ltd.*           1,680,000                   21.94%
494 LaGuardia Place
New York, New York 10012

George Pirgousis (3)            144,000                    1.88%
494 LaGuardia Place
New York, New York 10012

William Scott                    40,000                    0.52%
95 Madison Avenue
Morristown, New Jersey

Lokee LLC*                      142,000                    1.85%
494 LaGuardia Place
New York, New York 10012

Raffles Toho Ltd.*              464,000                    6.06%
494 La Guardia Place
New York, New York 10012

Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
- ----------------         --------------------            --------
All Directors and Named
Executive Officers as
 group                        3,472,700                   45.35%


PREFERRED SHARES

Michael Floridino                50,000                  100.00%
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

EXHIBIT
    3        Certificate of incorporation and by-laws

   10.1 Agreement between Michael Floridino and Company dated May 20, 1999

   10.2      Promissory Note Between Floridino's Inc. and
             Raffles Toho Inc.

   10.3      Promissory Note Between Floridino's Inc. and
             Raffles Toho Inc.

   10.4      Promissory Note Between Floridino's Inc. and
             Raffles Toho Inc.

   10.5      Promissory Note Between Floridino's Inc. and
             Toho Partners, LLC

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

FLORIDINO'S INTERNATIONAL HOLDINGS INC.
- ----------------------
(Registrant)
Date: April 13, 2000

By: /s/ Nick Pirgousis
------------------------
Chairman of the Board

EX-27


[ARTICLE]                              5

[PERIOD-TYPE]                          YEAR
[FISCAL-YEAR-END]                      DEC-31-1999
[PERIOD-START]                         JAN-01-1999
[PERIOD-END]                           DEC-31-1999
[CASH]                                     359,449
[SECURITIES]                               471,250
[RECEIVABLES]                                    0
[ALLOWANCES]                                     0
[INVENTORY]                                 52,354
[CURRENT-ASSETS]                           883,053
[PP&E]                                   2,713,816
[DEPRECIATION]                            (274,729)
[TOTAL-ASSETS]                           3,366,317
[CURRENT-LIABILITIES]                    1,432,771
[BONDS]                                  1,367,368
[COMMON]                                     7,657
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                250,000
[OTHER-SE]                                 308,581
[TOTAL-LIABILITY-AND-EQUITY]             3,366,317
[SALES]                                    858,052
[TOTAL-REVENUES]                           893,193
[CGS]                                      619,082
[TOTAL-COSTS]                            1,677,873
[OTHER-EXPENSES]                                 0
[LOSS-PROVISION]                                 0
[INTEREST-EXPENSE]                          67,920
[INCOME-PRETAX]                         (1,061,568)
[INCOME-TAX]                                     0
[INCOME-CONTINUING]                     (1,403,762)
[DISCONTINUED]                                   0
[EXTRAORDINARY]                             78,533
[CHANGES]                                        0
[NET-INCOME]                              (983,035)
[EPS-DILUTED]                                 (.16)


