Form 10QSB
period 2000-03-31
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2000-05-18
CIK 1044434

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2000
-----------------------------------------------------------------

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

                  Yes   X      No

As of March 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value
 7,207,000 issued and outstanding

ITEM 1.  FINANCIAL STATEMENTS

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                    UNAUDITED CONSOLIDATED BALANCE SHEET
                    AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                  As of            As of
                                              March 31, 2000 December 31, 1999
                                            ---------------------------------
ASSETS
  Current assets:
     Cash                                       $121,759        $359,449
     Accounts Receivable                          63,952               0
     Investment in marketable securities         621,849         471,250
     Inventory                                   107,529          52,354
                                            ------------------------------
         Total Current Assets                    915,089         883,053

  Property and equipment:
   Buildings & equipment                       1,217,720       1,451,297
   Leasehold improvements                        976,248         942,519
   Less accumulated depreciation                (322,818)       (274,729)

   Land                                          320,000         320,000
                                            ------------------------------

   Other assets                                   42,547          42,547
   Goodwill (net of amortization)                337,932               0
   Organization costs (net of amortization)            0           1,690
                                            ------------------------------
         Total Assets                         $3,486,718      $3,366,377
                                            ==============================

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                           $  566,803         490,924
   Accrued expenses                               48,836          61,200
   Notes payable to banks                        159,112         159,112
   Current portion of capital lease obligations   20,119          21,669
   Current portion of long term debt             690,866         699,866
                                            ------------------------------
         Total Current Liabilities             1,485,736       1,432,771

   Long term debt:
   Capital lease obligations                     172,859         105,889
   Long term notes and mortgages                 554,343         744,812
   Convertible debentures                        608,081         516,667


Shareholders' Equity:
Common stock, $.001 par value; authorized
25,000,000 shares, issued, and outstanding
7,707,000 (including 500,000 shares of
treasury stock) at March 31, 2000 and
7,657,000 at December 31, 1999                     7,707           7,657

Preferred stock, 38,000 shares issued and
outstanding, convertible to 38,000 shares at
March 31, 2000 of  common stock, par value $5,
nonparticipating, 50,000 December 31, 1999       190,000         250,000

   Additional paid in capital                  2,838,382       2,469,846
   Accumulated deficit                        (2,370,390)     (2,161,265)
                                            ------------------------------
Total stockholders' equity                      $665,699        $566,238
                                            ------------------------------
Total Liabilities & Shareholders' Equity      $3,486,718      $3,366,377
                                            ==============================

Please see the accompanying notes to the financial statements.

                      FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                   UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDING MARCH 31, 2000
                               AND MARCH 31, 1999

                                                  As of           As of
                                             March 31, 2000   March 31, 1999
                                            -----------------------------------
Revenues:
  Food and beverage sales                        $517,998          $367,213
  Franchise fee revenue                            15,216            15,189
                                            -----------------------------------
Total gross sales                                 533,214           382,402

Less cost of goods sold                          (367,463)         (236,736)
                                            -----------------------------------
Gross profit                                      165,751           145,666

Operating expenses:
  Selling, general, and
    administrative expenses                      (504,820)         (426,654)
                                            -----------------------------------
Net loss from operations                         (339,069)         (280,988)

Other income (expense):

  Unrealized gain on short term investment        124,500                 0
  Other income                                    142,526                 0
  Loss on sale of real estate assets              (90,236)                0
  Interest expense                                (46,846)           (6,675)
                                            -----------------------------------
Loss from operations before
  income tax provision                           (209,125)         (287,663)

Income tax provision                                    0                 0
                                            -----------------------------------
Net loss                                        ($209,125)        ($287,663)
                                            ===================================
Net loss per common share:
  Basic:
Net loss per share                                 ($0.03)           ($0.05)

Weighted average of common shares:
 Basic                                          7,365,889         5,467,500

Please see the accompanying notes to the financial statements.

                      FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                   UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999

                                                  As of           As of
                                             March 31, 2000   March 31, 1999
                                            -----------------------------------
Operating Activities:
Net loss                                      ($ 209,125)      ($ 287,663)
 Adjustments to reconcile net income items
 not requiring the use of cash:

 Depreciation and amortization                    52,665           25,144
 Unrealized gain on short term investment       (124,500)               0
 Loss on disposal of real estate assets           90,236                0

Changes in other operating assets and
  liabilities:
Accounts Receivable                              (63,952)               0
Inventory                                        (55,175)          (3,452)
Short term investments                           (26,099)               0
Other assets                                           0          (11,403)
Accounts payable                                  18,492          (15,386)
Accrued expenses                                 (12,364)           1,107
Current portion of capital lease obligations      (1,550)         ( 2,884)
Current portion of long term debt                 (9,000)         ( 8,857)
                                            -----------------------------------
Net cash used by operations                     (340,372)        (303,394)

Investing Activities:

 Sale of real estate assets                      409,764                0

 Purchase and acquisition of property
    and equipment                               (104,141)          (9,138)
                                            -----------------------------------
Net cash provided by (used by)
    investing activities                         305,623           (9,138)

Financing Activities:
 Proceeds from issuance of common stock           20,233          346,500
 Payment of long term debt                      (223,174)               0
                                            -----------------------------------
Net cash provided (used)
 by financing activities                        (202,941)         346,500
                                            -----------------------------------
Net increase (decrease) in cash during
 the period                                     (237,690)          33,968

Cash balance at beginning of fiscal year         359,449           15,502
                                            -----------------------------------
Cash balance at end of the period              $ 121,759         $ 49,470
                                            ===================================
Supplemental disclosures of cash flow
 information:
 Interest paid during the period                  $2,100           $6,675
 Income taxes paid during the period                  $0                0

Please see the accompanying notes to the financial statements.


                       FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
          UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE PERIOD JANUARY 1, 2000 TO MARCH 31, 2000

                 Common Stock    Preferred Stock   Paid in Accumulated
                 Shares Amount   Shares   Amount   Capital   Deficit   Total
                ---------------------------------------------------------------

Balance at
Jan. 1, 2000   7,657,000 $ 7,657  50,000 $250,000$2,469,846($2,161,265)$566,238

Issuance of
common stock
to purchase
subsidiary       50,000      50                      399,950            400,000

Cancellation of
preferred stock
by officer                       (12,000)(60,000)     60,000                  0

Amortization of
favorable
conversion feature
of debentures                            (91,414)                      (91,414)

Net loss during
the period                                                   (209,125)(209,125)
                ---------------------------------------------------------------
Balance at
March 31, 2000 7,707,000 $7,707 38,000 $190,000 $2,838,382($2,370,390) 665,699
               ===============================================================

Please see the accompanying notes to the financial statements.

              FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 1- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ending March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Floridino's International Holdings, Inc. and subsidiaries (the "Company") Form 10-KSB for the year ending December 31, 1999.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant inter-company balances and transactions have been eliminated in consolidation.

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


Note 2- Earnings Per Share

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. The effects of convertible debentures and convertible preferred stock have not been included since their inclusion would be anti-dilutive.


Note 3- Common and Preferred Stock Transactions

During the period, the Company issued 50,000 shares of common stock to purchase 100% of the issued and outstanding common stock of Triton Prestige Products, Inc., a privately held company specializing in Italian food processing. See Note 4 for further discussion.

In addition, an officer of the Company returned 500,000 shares of common stock to treasury at no cost to the Company and 12,000 shares of preferred stock held by the same officer were cancelled by the Company. The par value of the preferred stock cancelled, $60,000, was recognized as donated capital to the Company and recorded as additional paid in capital.

Note 4- Purchase of Triton Prestige Products Inc.

In February 2000, the Company issued 50,000 shares of common stock to purchase 100% of the issued and outstanding common stock of Triton Prestige Products, Inc., a privately held company specializing in Italian food processing. Triton became a wholly owned subsidiary of the Company and its results of operations are included in the frozen food segment. The purchase method of accounting was used to record the transaction and accordingly, the fair market value of the assets acquired and the liabilities assumed at the date of the transaction are recorded in the books and records of the Company. The difference between the fair market value of the shares given and the fair market value of the net assets acquired is recognized as goodwill. Goodwill resulting from the transaction is being amortized over a period of twenty years.


The calculation of goodwill at the date of the transaction is as follows:

Fair value of stock transferred
  (50,000 at $8 per share)                         $400,000
Less cash balance acquired                          (20,233)
Less fair value of assets acquired                 (196,011)
Add fair value of liabilities assumed               157,062
                                                 -----------
          Goodwill                                 $340,818
                                                 ===========

Amortization of goodwill for the period is $2,886.




Note 5- Addendum to Consolidated Statement of Cash Flows

Certain non-cash transactions are not reflected in the consolidated statement of cash flows for the period. These include the following:

The issuance of common stock in the Triton purchase valued at $379,767 in exchange for $196,011 of fixed assets, $66,970 of capital lease obligations, $57,387 accounts payable, $32,970 of long term debt, and $340,818 of goodwill.

The cancellation of 12,000 shares of preferred stock held by an officer with a par value of $60,000 and the transfer of the par value of the preferred stock cancelled to additional paid in capital.

The amortization of the favorable conversion feature of the convertible debentures to paid in capital.


Note 6- Segment Information

The Company's business operations are divided into two segments, restaurants (including franchising activities) and frozen foods. The Company's business segments are based on business units or entities that offer different products. The restaurant segment includes the results of operations of Floridino's Inc. located in lower Manhattan, New York City, New York, Lakeland located in Lakeland, Florida, and Delray located in Del Ray Beach, Florida. Frozen foods includes the results of operations of Specialties located in Winterhaven, Florida and Triton Prestige located in Palm City, Florida.

The following is a summary of the Company's segment information for the three months ending March 31, 2000 and March 31, 1999:

Corporate includes the transactions of the Floridino's Holdings, the parent company, and Toho Holdings, organized in early 1999 to hold title to the real estate assets of the Company. The expenses of the Company not directly attributable to a specific segment are included in the corporate segment.



                                           3/31/00       3/31/99

Gross Sales
  Restaurants                             $445,894      $382,402
  Frozen foods                              87,320             0
                                        ------------------------
Total gross sales                         $533,214      $382,402
                                        ========================

Gross Profit
 Restaurants                              $157,689      $145,666
 Frozen foods                                8,062             0
                                        ------------------------
 Total gross profit                       $165,751      $145,666
                                        ========================

Loss from operations
 Restaurants                              ($69,738)    ($145,121)
 Frozen foods                             (186,099)     (116,077)
 Corporate                                ( 83,232)      (19,790)
                                        ------------------------
Total from operations                    ($339,069)    ($280,988)

Depreciation & amortization
 Restaurants                               $28,933       $17,007
 Frozen foods                               10,115             0
 Corporate                                  11,927         8,137
                                        ------------------------
Total                                      $50,975       $25,144

Interest expense
 Restaurants                                 9,490         4,910
 Frozen foods                                1,307             0
 Corporate                                  36,049         1,765
                                        ------------------------
Total                                     $ 46,846       $ 6,675

Total Assets
 Restaurants                            $1,225,150      $133,184
 Frozen foods                              751,792       199,995
 Corporate                               1,509,776       414,654
                                        ------------------------
Total assets                            $3,486,718      $747,833


There are no differences in the reporting basis from the annual report 10-KSB for December 31, 1999.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION

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

The goal of the Company's concept is to serve authentic Italian cuisine in a fast food environment. This format incorporates express style restaurants with customers being served at the counter for carry out or on premises dining. An upscale ambiance is incorporated into the concept to provide for a casual dining experience in a warm, relaxed setting.

The Company also franchises its concept to individuals interested in operating a business under the Floridino's name. The franchise concept of the Company operates through the Company's wholly owned subsidiary, Floridino's International
Inc., which was incorporated in September 1993.  As of March 31,
2000, the Company has four (4) franchise restaurants.

The Company also operates a frozen foods segment which develops and produces frozen food products including calzones, pizza and pazzo rolls. This segment operates from a 6,000 square foot operating plant in Lakeland, Florida. In February 2000, the Company purchased Triton Prestige Products Inc., which operated an italian food processing plant in Palm City, Florida. Triton specializes in catering to school districts in the Southeast United States. Management believes that the addition of Triton shall enable the Company to expand its brands and products.

The Company seeks to market and sell its frozen food products through grocery and convenience stores as well as food service entities such as restaurants, caterers and institutional accounts. The frozen food manufacturing segment operates under the name "Floridino's Specialties Inc." and Triton Presitge Products, Inc., which are wholly owned subsidiaries of the Company.


General Statement- Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

* Inability of the company to secure additional financing

* Unexpected economic changes in the United States

* The imposition of new restrictions or regulations by government agencies that affect the Company's restaurants and food processing activities.

To the extent possible, the following discussion will highlight the relative activities of the Company of both its restaurant segment and its frozen food segment.

-Segment Reporting Disclosures

The Company's business operations are divided into two segments, restaurants (including franchising activities) and frozen foods. The Company's business segments are based on business units or entities that offer different products. The restaurant segment includes the results of operations of Floridino's Inc., located in lower Manhattan, New York City, New York, Lakeland located in Lakeland, Florida, and Delray located in Del Ray Beach, Florida. Food processing includes the results of operations of Specialties located in Winterhaven, Florida and Triton Prestige located in Palm City, Florida.

I. Results of Operations

It should be noted that the Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern (see annual report 10-KSB as of December 31, 1999) due to the significant losses that the Company has incurred in the last two fiscal years. Management has addressed these concerns as outlined in the annual report 10-KSB for December 31, 1999. However, the future success of management's plans implemented to address the going concern issue cannot be reasonably assured. In fact, the Company continues to experience significant losses through March 31, 2000.


First quarter ended March 31, 2000 compared to first quarter ended March 31, 1999:

Consolidated sales, gross profit, and net income:

During the first three months of fiscal year 2000, the Company had combined gross sales of $533,214, compared to $382,402 in first quarter of fiscal year 1999, an increase of more than 39%. Gross profits reached $165,751 for the three months ending March 31, 2000 as compared to $145,666 for the three months ending March 31, 1999. Gross profits as a percent of gross sales decreased to 31% for the period as compared to 38% for the prior year's first quarter. This decrease is a result of the addition of the frozen food segment, which has a lower profit margin than the restaurant segment. Management expects the consolidated gross profit percentage to continue to decrease in the future, as the frozen food segment becomes a larger part of the Company's overall business.

General and administrative expenses for the quarter ending March 31, 2000 increased to $504,820 as compared to $426,654 for the quarter ending March 31, 1999, an increase of 18%. Some of the material increases during this quarter as compared to the prior year's first quarter are detailed as follows:

* Insurance costs increased approximately $20,000

* Corporate travel costs increased approximately $16,000

* Corporate payroll costs increased approximately $23,000

* General advertising costs increased approximately $25,000

The majority of these increased costs are directly attributable to implementation of management's plan outlined in the annual report 10-KSB as of December 31, 1999.

During 1999, new management was hired and the accounting staff increased in order to meet management's goals. Travel costs increased as a result of the increase in travel by corporate management located in New York and the operations in Florida. Insurance costs increased as the number of employees increased from 25 to 55 between March 1999 and March 2000.

The Company recognized unrealized and realized gains from its stock investments of $267,026 during the period. In addition, the Company sold two parcels of real estate during the period with a book value of $500,000 for $409,764 and therefore recognized a loss on the sale of $90,236. Interest expense increased 602% from $6,675 in Q1 1999 to $46,846 in Q1 2000.
This increase is attributable to $750,000 of convertible debentures issued during the last four months of fiscal 1999 bearing interest of 9% and the increase in long term debt and capital leases during the latter part of fiscal 1999 (see annual report on Form 10KSB for December 31, 1999).

Net loss for Q1 2000 decreased to $209,125, or 27%, from $287,663 recognized in Q1 1999. On a per share basis, basic loss per share decreased to $.03 in Q1 2000 from $.05 in Q1 1999 or a decrease in basic net loss per share of 40%.


Restaurants:

Gross sales from the Company's restaurants and franchise segment increased to $445,894 in Q1 2000 from $382,402 in Q1 1999, or
17%. Consequently gross profits increased to $157,689 from $145,666, or 8%. Gross profits as a percentage of gross sales decreased to 35% in Q1 2000 from 38% in Q1 1999 mainly as a result of higher depreciation costs associated with the significant reconstruction costs capitalized in the latter part of fiscal 1999. The decrease was not as a result of lower prices on food products sold.

The loss from operations of the restaurant segment decreased to $69,738 in Q1 2000 from $145,121 in Q2 1999, or 52%. As expected, the reforming of the restaurant segment to a more self-service concept from the prior full service concept is more compatible with today's restaurant consumer and is less expensive to maintain. Management is encouraged by this progress and expects this trend to continue.

The operations of the restaurant segment include the results of the Floridino's Inc., Lakeland, and the Del Ray restaurants for the entire quarter. The Lake Wales restaurant, although scheduled to open this quarter, will not open until the last half of May 2000. The opening of the restaurant was delayed due to a county ordinance requirement that had yet to be met. The requirement has subsequently been met and the restaurant is scheduled to open in late May 2000. The Company has no plans to open any additional restaurants in the foreseeable future. However, should a favorable opportunity arise, the Company will open additional restaurants according to its new self-service fast Italian theme.

During the quarter, the Company added another franchisee bringing the total franchisees to four at March 31, 2000. Revenues from franchise fees have not significantly changed from Q1 1999 to Q2 2000. However, management intends to aggressively pursue its new self service casual franchise concept in the future because it is an avenue to enhance the Company's name and brands and will lead to more business for its frozen food division. The franchise concept generally requires no initial capital expenditures on the part of the Company and is therefore a more attractive area to pursue given the Company's current financial condition.


Frozen Foods:

The frozen foods segment finally became operational during the quarter after nearly a year of investing and planning. The Company's food processing plant in Winterhaven, Florida generated sales of approximately $29,000. Coupled with the revenues generated from Triton, frozen foods revenues in the initial quarter of operations reached $87,320. The Company is aggressively marketing its products produced at its two plants and has expanded its sales force. It is expected that future sales can be generated without a significant increase in plant costs as the plant's capacities are currently operating at about 10%.

Gross profits are at 9% of gross sales, or $8,062 for the quarter. As expected by management, the frozen food segment emphasizes a higher volume of sales but earn lower profit margins. Buyers of the Company's processed food products are fast food entities, large restaurants, school districts, and other food chains located in the southeast United States.

The frozen food segment showed a loss for Q1 2000 of $186,099 as opposed to $116,077 for Q1 1999, an increase of 60%. The plants are currently operating at a very low capacity, and therefore overhead costs remain high per unit of production. The operation of the plant is labor intensive and the increase in overhead is due mostly to the expansion of plant personnel when comparing Q1 2000 to Q1 1999.

Management expects no significant additional expenditures to be needed in order to meet the expected demand for its products. The plants are currently operating at 10% of capacity and can undergo a significant increase in volume without the attendant increase in overhead costs.

II. Discussion of Financial Condition- Liquidity and Capital
Resources

At March 31, 2000, the company had a working capital deficit of $570,647 as compared to a working capital deficit of $549,718 at December 31, 1999. On a consolidated basis at March 31, 2000, cash on hand was $121,759 as compared to $359,449 at December 31, 1999. The decrease in cash balance resulted from the normal variations in the utilization of cash in its operations. In addition the Company sold two buildings during the period for approximately $410,000. The proceeds from the sale of these buildings were used to fund the Companies operations. In addition, the Company retired $223,174 of long term debt due to third parties as a result of restaurants purchased in the past.

Total current liabilities at March 31, 2000 increased to $1,613,391 from $1,432,771 at December 31, 1999. The increase of current liabilities is mainly a result of increased unpaid balances to suppliers of food and raw materials for the frozen food segment.

In February 2000, the Company issued 50,000 shares of common stock to purchase 100% of the issued and outstanding common stock of Triton Prestige Products, Inc., a privately held company specializing in Italian food processing. Triton became a wholly owned subsidiary of the Company and its results of operations are included in the frozen food segment. The purchase method of accounting was used to record the transaction and accordingly, the fair market value of the assets acquired and the liabilities assumed at the date of the transaction are recorded in the books and records of the Company. The difference between the fair market value of the shares given and the fair market value net assets acquired is recognized as goodwill. Goodwill of $340,818 is being amortized over a period of twenty years.

The calculation of goodwill at the date of the transaction is as follows:

Fair value of stock transferred
 (50,000 at $8 per share)                  $400,000

Less cash balance acquired                 ( 20,233)
Less fair value of assets acquired         (196,011)

Add fair value of liabilities assumed       157,062

               Goodwill                    $340,818
                                            =======

Amortization of goodwill for the period is $2,886.

Total assets at March 31, 2000 increased to $3,486,718 from $3,366,377 at December 31, 1999.

Total current liabilities at March 31, 2000 increased to $1,485,736 from $1,432,771 at December 31, 1999.

As noted above the Company paid $223, 174 to satisfy certain long-term debt due to third party individuals incurred as a result of restaurant purchases made in prior fiscal years. It is the intention of management to retire long-term debt when the opportunity presents itself with the eventual goal of becoming debt free.

The majority of the current portion of long term debt represents $258,020 owed to the chairman of the board for construction costs reimbursements due for the New York restaurant and $237,207 due to a general contractor for the reconstruction of the New York restaurant. Both of these loans are unsecured. The majority of long term debt is a $500,000 loan taken in late 1999 from a financing company and mature in fiscal year 2002 and 2003. The Company's plant assets secure these loans.

The Company's total stockholders' equity increased from $566,238 at December 31, 1999 to $665,699 at March 31, 2000. This increase is a result of a combination of the issuance of 50,000 shares of common stock for the purchase of Triton and the operating losses incurred during the first quarter of fiscal
2000.

During the balance of fiscal year 2000, the Company projects no significant additional capital expenditures in connection with any of the Company's restaurant or frozen food activities. Management plans to utilize current cash on hand to fund its current operations and to pay outstanding debt. The Company continues to seek a settlement with its outstanding bank loan of $159,112 attributable to the unprofitable restaurants closed in 1999. Resolution of this loan is expected in the second quarter of fiscal 2000. The loans were taken out in prior years and are secured by the equipment of restaurants that are now closed and in storage.

Additional sources of funds are the Company's investment in common stock which is valued at approximately $622,000 at March 31, 2000.

Management expects the frozen food segment to grow significantly in fiscal year 2000 as a result of an aggressive marketing campaign for the Company's products by its recently expanded sales force. This segment is expected to be profitable in fiscal year 2000 although management cannot reasonably assure that its marketing efforts will be successful or this eventuality will occur.

The self-service fast casual restaurant concept envisioned by management's plans discussed more fully in the annual report form 10-KSB at December 31, 1999 has been implemented. The Lake Wales restaurant is expected to be open for business in late May 2000. After Lake Wales, no additional restaurants are planned to open during fiscal 2000. However, the Company will endeavor to take advantage of favorable opportunities as they present themselves.

Instead, the Company intends to emphasize its new self-service fast casual concept as a franchise. The Company intends to support and train new franchisees for a fixed fee and a percentage of gross revenues. The intention being to generate franchise fee revenues and additional demand for its frozen food products, but without the significant investment needed to open and operate a restaurant.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.


Item 2.   Changes in Securities

The instruments defining the rights of the holders of any class of registered securities have not been modified.


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


FLORIDINO'S INTERNATIONAL HOLDINGS INC.
-------------------------
(Registrant)
Date: May 17, 2000

By: /s/ Nick Pirgousis
    ---------------------
    CHAIRMAN OF THE BOARD