Form 10QSB/A
period 1999-09-30
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2000-06-01
CIK 1044434

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB/A

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


Donohue Associates, Inc.
Chatham, New Jersey
November 8, 1999

              FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEET
           AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998



                                           9/30/99       12/31/98
  ASSETS
  Current Assets
    Cash                                  $187,480        $15,502
    Investment in marketable securities    259,429              0
    Royalties receivable                    16,304         11,826
    Inventory                               12,535         15,083

                                         ----------    ----------
    Total Current Assets                  $475,748        $42,411


  Property and Equipment:
    Equipment                            1,403,748        402,191
    Leasehold Improvements                 735,116        323,077
    Less accumulated Depreciation         (348,691)     (213,246)
    Land                                   320,000              0
    Organization costs (net of
        amortization)                        3,215          6,859
    Other Assets                            74,814         79,906

                                         ----------    ----------
           TOTAL ASSETS                 $2,663,950       $641,198
                                         ==========    ==========


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
   Bank overdrafts                       $       0        $19,903
 Accounts payable and accrued expenses    380,113        310,555
   Accrued Payroll and related expenses     10,931         93,989
   Loans payable - stockholder                   0        152,799
   Convertible Debentures payable          300,000              0
   Current portion of lease obligations     93,917          6,490
   Current portion of long term debt       268,920        313,728
                                         ----------    ----------
   Total Current Liabilities            $1,053,881       $897,464


  Long term debt:
   Lease Obligations                       139,498         42,710
   Long term notes and mortgages           606,374         71,584


  STOCKHOLDERS' EQUITY
  Common stock, par value $.001;
   25,000,000 shares authorized,
   7,657,000 shares issued and outstanding
   at September 30, 1999 and 4,259,000 at
   December 31, 1998                      $  7,657         $4,959
  Preferred stock, 50,000 shares issued
   and outstanding, convertible to 50,000
   shares of common stock at $5 per share,
   no par, no dividend, non-cumulative     250,000              0
  Additional Paid in Capital             2,436,513        802,711

  Accumulated Deficit                   (1,829,973)   (1,178,230)
                                       ------------    ----------
   Total Stockholders' Equity              864,197      (370,560)


  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $2,663,950       $641,198
                                        ==========       ========

  The accompanying notes are an integral part of these financial statements.

            FLORIDINO'S INTERNATIONAL HOLDINGS INC.
        CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
          NINE MONTHS ENDING SEPTEMBER 30,1999 & 1998

                           NINE MONTHS ENDED
                             SEPTEMBER 30
                          1999           1998
                         ------         ------
REVENUES
  Food/Beverage Sales     $  819,022   $1,277,397
  Franchise Fees              24,122       59,500
  Royalty Fees                28,943       27,154
                         ----------     -----------
  Total Revenues             872,087    1,364,051


  Costs of goods sold       (540,243)    (819,128)
                           ----------   ----------
  Gross Profits              331,844      544,923


OPERATING EXPENSES:
  Selling, general
    and administrative    (1,165,236)  (1,026,926)
  Depreciation
    and amortization         (26,089)     (22,203)
                         ----------   ----------

Loss from continuing
   Operations               (859,481)    (504,206)

OTHER INCOME(EXPENSE):
  Unrealized gain on
    short term invest.       160,929            0
  Interest Expense           (16,826)     (11,926)
                          ----------   ----------
Net loss before
Extraordinary item and
Income tax provision        (715,378)    (516,132)




EXTRAORDINARY ITEM:
  Gain or early
  extinguishment of debt      96,415            0
Less tax effect              (32,781)           0
                             --------     --------

Loss before provision
  For income taxes          (651,743)    (516,132)


 Provision for Income taxes        0            0
                           ----------   ----------

NET LOSS                   $(651,743)   $(516,132)
                            ==========   ==========


NET LOSS PER SHARE:
 Basic:
  Loss from
    continuing operations    $   (.11)    $ (0.20)
  Gain from
    extraordinary items          0.01        0.00
Net loss per share               (.10)      (0.20)

Weighted average shares
   outstanding               5,799,974    2,618,000
                           ===========   ==========


  The accompanying notes are an integral part of these financial statements.

              FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDING SEPTEMBER 30TH

                                              September 30
                                            1999         1998
                                    ------------------------------
  CASH FLOWS FROM
  OPERATING ACTIVITIES:
    Net Loss                           $  (651,743)    $(516,132)

    Adjustments to Reconcile Net
      Income Items not requiring the
      Use of Cash:
      Depreciation and amortization        139,089        72,203
      Compensation expense paid by
        Issuing Common Stock                90,000             0
      Unrealized gain on Short
        Term investment                   (160,929)            0
   Changes in Other Assets and
    Liabilities:
     Royalties Receivable                   (4,478)        7,595
     Inventory                               2,548        18,536
     Short Term Investments               ( 98,500)            0
     Other Assets                            5,093        (7,409)
     Deferred franchise fee revenue              0       (59,500)
     Accounts payable and accrued exp.      69,557         5,850
     Accrued payroll and related exp.      (83,059)       38,033
     Current portion of lease obligations (184,713)     (329,364)
                                        ------------ ------------
   Net cash provided by (used by)
      Operations                          (877,135)     (770,188)

  CASH FLOW FROM
  INVESTING ACTIVITIES:
   Purchase of land                       (320,000)            0
   Purchase and acquisition of property
    and Equipment                          (55,153)      (26,174)
                                        ------------ ------------
  Net Cash provided by (used by)
    Investing Activities                  (375,153)      (26,174)


  CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Proceeds from issuance of convertible
      Debentures                           300,000             0
   Proceeds from debentures attributed
     To the conversion  feature            200,000
   Increase (decrease) in loans payable
      To stockholders                     (152,799)       44,861
   Payment of Bank Overdrafts              (19,903)       (1,144)
   Increase of common stock upon exercise
     of warrants                           346,500       200,000
   Issuance of common stock through
     Secondary offering                  1,000,000             0
    Long Term Debt (pay) receive          (249,532)      572,191
                                        ------------ ------------
  Net Cash Provided by (Used By)
  Investing Activities                   1,424,266       815,908

  NET INCREASE/(DECREASE) CASH             171,978        19,546

  CASH AT BEGINNING OF YEAR                 15,502             0
                                        ------------ ------------
  CASH AT END OF THE PERIOD              $ 187,480       $19,546
                                        ============ ============

  SUPPLEMENTAL DISCLOSURES:
   Interest paid during the period       $  14,951       $11,926
   Income taxes paid during the period           0             0

  The accompanying notes are an integral part of these financial statements.


             FLORIDINO'S INTERNATIONAL HOLDINGS INC.
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FROM DECEMBER 31, 1998 THROUGH SEPTEMBER 30, 1999

    Common                 Paid in    Retained
            Shares   Amount  Preferred  Capital    Deficit

Bal 12/31/98  4,959,000 $4,959      $0    $802,711 ($1,178,230)

Issuance of
Stock upon
Exercise of
Warrants        558,000    558             345,942

Issuance of
Stock for
Compensation    140,000    140              89,860
Issuance of
Common Stock  2,000,000    2,000           998,000

Issuance of
Preferred stock                  250,000

Proceeds of
Debentures
Attributable
To conversion
Feature                                    200,000

Net loss                                                (651,743)
             ----------  ------  --------  -------    ----------

Bal. 9/30/99  7,657,000  $7,657  $250,000 $2,436,513 $(1,829,973)
              =========  ======  ========  =========  ==========


Total stockholders' equity is $864,197.

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

Floridino's Pizza Etc., Inc.- a restaurant located in Winterhaven, Florida that was closed in September 1999.

Hard Ball Cafe, Inc.- a restaurant located in Winterhaven,
Florida that was closed in April 1999.

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

Floridino's, Inc.- a restaurant located in New York, New York, formerly Zoop Soups Inc. This restaurant was reopened in 1999 after a period of reconstruction.

Floridino's of Lakeland, Inc. - a restaurant located in Lake
Wales, Florida incorporated in September 1997. This restaurant was closed in late 1998 and reopened after construction in 1999.


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

  Inventory - Inventory is stated at the lower of cost (first-in, first-out method) or market and primarily consists of food and beverage products.

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

  Extraordinary items- During the nine months ending September 30, 1999, the Company extinguished certain long term debt. The difference between the carrying value of this debt and the settlement amount of the debt at the date of extinguishment is recognized as an extraordinary item in the consolidated statement of operations as a "gain on early extinguishment of debt".

  Fair Values of Financial Instruments- The carrying amounts of all cash, accounts receivables, short term investments, inventories, accounts payable, and other obligations reported in the statement of financial position are estimated by management to approximate fair value.

  Organization Costs - Organization costs consist of costs that were incurred during the formation of the Company and are being amortized of a period of sixty months.


Note 3- Going Concern Considerations

  The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assumes the continuity of the Company as a going concern. However, during the nine months ending September 30, 1999 and September 30, 1998, the Company experienced, and continues to experience, certain going concern and liquidity problems. The Company has incurred net losses of $651,743 and $516,132 for the nine months ending September 30, 1999 and September 30, 1998. This condition raises substantial doubt to the ability of the Company to continue as a going concern.

  Management's plans with regard to this matter is as follows:

The Company through a plan formalized in fiscal year 1998, closed the restaurant segment that had proven to be unprofitable.
The Company had planned to develop a new restaurant segment under new management with more emphasis on a "fast food/self-service" theme.

In addition during the nine months ending September 30, 1999, the Company raised proceeds of approximately $1.85 million dollars through a Regulation D 505 offering, the exercise of common stock warrants, and a convertible debenture offering. These funds were and are being used to satisfy the Company's debt, reconstruct and improve current restaurant space and to complete the construction of its food manufacturing plant.

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Note 4- Closed restaurants

  Through September 30, 1999, the Company has completed its plans to close the operations of unprofitable restaurants. The restaurants that were closed by management through September 30, 1999 are as follows:

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

  Note 6- Commitments and Contingencies:

  The Company leases office space under operating leases.  At
September 30, 1999, total future minimum lease payments under operating is as follows:


September 30th,
            2000                          $109,058
            2001                          $ 90,278
            2002                          $ 58,200
                                          2003 $ 30,000
                                          2004 $ 32,500
            Thereafter                    $165,000

            Total future minimum
            lease payments                $485,036
                                            ========

  Note 7- Common Stock Transactions

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

  In May 1999, the Company completed a Regulation D 505 offering resulting in net proceeds to the Company of $1,000,0000 and the issuance of 2,000,000 shares of common stock.

  Note 8- Convertible Debentures

  In September 1999, the Company received net proceeds of $500,000 of a $750,000 debenture offering resulting in the issuance of convertible debentures. Each debenture is convertible into common stock within one year of purchase at a 40% discount from the preceding five day average of the prevailing market price of the stock at conversion. As a result, $200,000 of the offering has been allocated to additional paid in capital. The debentures are payable within one year of purchase with interest computed at 9.00% payable semi-annually.

  Note 9- Convertible Preferred Stock

  In May 1999, the Company issued 50,000 of preferred stock to an officer of the Company in exchange for real estate transferred to the Company. The fair market value of the real estate at the date of the transaction was $639,000 and mortgages and liens on the properties assumed were $389,000 $440,000. The preferred stock is convertible into 50,000 shares of common stock at $5 per share beginning in May 2000.

  Note 10- Long Term Debt

  The Company has signed promissory notes in connection with certain reconstruction costs and lease termination agreements incurred in 1999 and in addition has assumed certain long term real estate mortgages associated with the transfer of preferred stock discussed in Note 9. There are no sinking fund requirements associated with the long term debt. The following is a listing of long term debt as of September 30, 1999.

                                                        Monthly
                   Rate      Amount      Maturity       Payment

Capital Leases     9.50%    $139,499    2002-2009       $4,306
Notes Payable      8.25%     473,025     10/31/00            0
Mortgages          9.00%     133,349       2007          2,773

Totals                       745,873                     7,079


The notes payable were entered into on August 31, 1999 and a balloon payment for principle and interest is due in October
2000. Notes payable of $238,020 are due to the Company's majority shareholder and chairman of the board and are more fully disclosed in Note 11.


Note 11- Related Parties

  The Company is indebted to its majority shareholder and chairman of the board for the cost of certain reconstruction and lease agreements associated with the New York restaurant incurred during 1999. The notes payable were entered into on August 31, 1999 and carry an interest rate of 8.25%. At September 30, 1999, the Company had notes payable to the majority shareholder and chairman of the board of $238,020 due on 10/31/00 for the reconstruction costs. This debt is included in "Long term notes and mortgages" on the statement of financial position. In addition, the Company had notes payable to the majority shareholder and chairman of the board of $65,388 due in fiscal 2000 for eight months of unpaid lease payments on the restaurant located in New York City. These notes payable are included in "current portion of long term debt" on the statement of financial position and in general administrative expenses in the statement of operations. The notes payable are due by a "balloon payment" of principle and interest at the maturity date.


  Note 12- Subsequent Events

  In October 1999, the Company completed its debenture offering initiated in September 1999 resulting in additional proceeds to the Company of $250,000. The debentures contain the same terms and provisions discussed in Note 8.


  Note 13 - Segments

  The following is a summary of the Company's segment information for the nine months ended September 30TH:


 9/30/99                    9/30/98
Gross sales:
Restaurants           $840,441                 $1,364,051

Food processing       $ 31,606                 $        0

Total sales           $872,047                 $1,364,051
========                   ==========


Gross profit:
Restaurants           $324,259                 $  544,923
Food processing       $  7,585                 $        0

Total gross profit         $331,844                 $  544,923
========                   ==========

Loss from continuing
 Operations:
Restaurants          ($262,495)                ($ 362,227)
Food processing         ($360,061)                           0

Corporate                 ($236,925)                ($ 141,979)

Total loss           ($859,481)                ($ 504,206)
    ==========                  ===========

Total assets:
Restaurants           $511,470                  $ 353,397
Food processing          $431,680                  $       0
Corporate                $1,720,800                  $ 127,801


Total assets             $2,663,950                  $ 481,198
   ==========                    =========



Note 14 - Other Comprehensive Income

The Company has no other comprehensive income for the nine months ending September 30, 1999.


Note 15 - Earnings Per Share

The Company applies SFAS No. 128, Earnings per share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding.

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


FLORIDINO'S INTERNATIONAL HOLDINGS INC.
----------------------
(Registrant)
Date: April 7, 2000

By: /s/ Nick Pirgousis
    -------------------------
    CEO