Form 10QSB/A
period 1999-09-30
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2000-07-21
CIK 1044434

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


             FLORIDINO'S INTERNATIONAL HOLDINGS INC.
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FROM DECEMBER 31, 1998 THROUGH SEPTEMBER 30, 1999

    Common                 Paid in    Retained
            Shares   Amount  Preferred  Capital    Deficit

Bal 12/31/98  4,959,000 $4,959      $0    $802,711 ($1,178,230)

Issuance of
Stock upon
Exercise of
Warrants        558,000    558             345,942

Issuance of
Stock for
Compensation    140,000    140              89,860
Issuance of
Common Stock  2,000,000    2,000             998,000

Issuance of
Preferred stock                  250,000

Proceeds of
Debentures
Attributable
To conversion
Feature                                    200,000

Net loss                                                (651,743)
             ----------  ------  --------  -------    ---------

Bal. 9/30/99  7,657,000  $7,657  $250,000 $2,436,513 $(1,829,973)
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