Form 10KSB/A
period 1999-12-31
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2000-07-21
CIK 1044434

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

Shareholders in late 1998 were dissatisfied with the Company's progress and results. As a result, they demanded that changes to management be made and that the Company undertake a fresh and revised approach to its operations. New management then took over the Company in early 1999 and assessed the Company's prior results, its products and its potential for future development. After an assessment of the Company's past performance, new management decided to alter operations of its restaurants as they operated in their then present format. Management determined that the restaurants were not producing enough revenue for the Company and that the style and concept of these restaurants were outdated. After suspending operations at all six restaurants during the period from November 1998 through September 1999: Hard Ball Cafe, Pizza Etc., Lakeland, Home of the Calzone, Lake Wales, and Bartow's, management decided to revamp the Company's image and concept for the purpose of creating a more modern and higher quality food product to consumers. Management also decided that new products should be introduced which would broaden the Company's product base and potential for revenue growth. Toho

Holdings was organized in March 1999 for the purpose of holding title to the Company's real estate assets and is a wholly owned subsidiary of the Company.

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

The Company has recently opened two (2) additional restaurants. A location in Delray Beach opened on in January 2000. The second restaurant in Lake Wales was delayed due to problems in obtaining requisite permits and opened in March May 2000.

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

                               4

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

The Company also franchises its concept to individuals interested in operating a business under the Floridino's name. The franchise concept of the Company operates through the Company's wholly owned subsidiary, Floridino's International Inc., which was incorporated in September 1993. Since 1997, there have been eleven (11) franchise restaurants which have operated under agreement with the Company. These franchised restaurants have operated in locations throughout the United States, including in Iowa, Florida, Colorado, South Dakota, Arizona and Texas.
The main source of income from franchising is generated through the sale of franchises and franchise fees. They have distinct royalty fee schedules which range from payments of two (2%) percent to four (4%) percent of revenues generates. Of these eleven (11)restaurants, seven (7) have closed and four (4) remain operational, two in Arizona and one in Iowa and Oklahoma. Copies of each separate franchise agreement are not required to be filed as they are not of the material contracts which must be filed under Exhibit 10.

The Company intends to implement its new self-service fast casual upscale concept in its franchise stores for the purpose of generating additional revenue and uplifting the image and style of all restaurants bearing its name. Subsequent to the implementation of its concept, the Company will charge new franchisees a straight four (4%) percent of the gross revenues generated along with a royalty fee. The Company also intends on seeking additional solicitation for franchises under the
                               5

Company's newer upscale concept which will include strict quality controls and adherence to this new concept. The Company is committed to developing a strong franchise system by seeking experienced operators, by expanding its system in a controlled manner and by closely monitoring the performance of each franchisee to help insure adherence to the Company's standards of operations.


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

At the present time the frozen food segment has one location in Lakeland. It includes the production area, offices, and warehouse area. The Company has increased the original calzone production facility including all new equipment, installation of a new 26'(W) x 42'(L) x 20'(H) freezer and enclosing the existing dock area to be environmentally controlled. In addition, the Company has completed the purchase of a bordering property for future expansion. Subject to additional demand for the Company's products, construction is to begin in the third quarter of 2000 to convert this newly acquired property into a state of the art manufacturing plant. These expansion plans include a full-scale bakery, four separate production lines, appropriate support facilities and corporate headquarters. Completion is scheduled for the beginning of fourth quarter of the year 2000, subject to funding. Upon completion of the new facility the existing manufacturing area will be refurbished to strictly manufacture Pazzo rolls and Pizzas.
                               6

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

The Company has retained a separate consulting group, The Ephraim Group, to oversee the entire production facility and development of the Company's frozen food line in June 1999. The terms of the parties agreement is for five (5) years. In consideration of such services, The Ephraim Group received One Hundred Thousand (100,000) shares of restricted common stock in the Company for the first year of the Agreement. The Company shall each year
                               7
thereafter compensate the Consultant in relation to the work performed by providing the Consultant with One Hundred Thousand (100,000) warrants each of which will entitle the Consultant to purchase one share of restricted common stock in the Company for a price of $2.00 per share during the second year of the agreement, $3.00 per share during the third year of the agreement and $4.00 per share during the fourth and fifth year of the agreement. The relationship with The Ephraim Group rests on a performance based approach. The granting and vesting of the warrants is contingent upon the satisfactory performance of the Ephraim Group at the discretion of the chairman of the board and the achievement of certain profitability levels of the frozen food segment.

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

No specific plans to hire consultants have been made beyond the general plan currently disclosed.
                                8

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

There are four subsidiaries in existence which oversee and independently operate the restaurants owned by the Company. The names of these subsidiaries are as follows: Floridino's, Inc., a New York Corporation, which operates the Company's restaurant in New York City; Floridino's Express Inc., a Florida Corporation, which operates the Company's Lake Wales restaurant which opened in May 2000; Floridino's of Delray Beach, Inc., a Florida Corporation, which operates the Company's Delray Beach restaurant which opened on December 26, 1999; and Floridino's of Lakeland, Inc., a Florida Corporation, which operates the Lakeland restaurant.

The Company's frozen foods segment has the following subsidiary:
"Floridino's Specialties Inc." oversees the development and production of frozen food products including calzones, pizza and pazzo rolls.

The Company's franchising concept has the following subsidiary:
"Floridino's International Inc." oversees the Company's
franchising and licensing of the Company's concept, trademark products and recipes.
                               10

The Company also has another wholly owned subsidiary,"Toho Holdings, Inc.", which holds the Company's real estate properties. At the present time, the Company holds ownership to five parcels of land in the State of Florida. The Company intends to sell three of these parcels for the purpose of acquiring additional funds to assist with the expansion and further development of the Company. The Company has entered into a Contract of Sale for two of the parcels, located in Winter Haven, Florida, with a purchase price of $409,000. The Contract contains a provision for a right of first refusal in the event another offer is received. The closing date on this contract is scheduled for January 15, 2000. A third parcel of land, also in Winter Haven, Florida, is currently being listed in the market however the Company has not entered into any Contract of Sale for this property. The Company holds an additional two parcels of land through Toho Holdings.

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

TRADEMARKS AND SERVICE MARKS

The Company also is the owner of various trademarks and service marks which are utilized by the Company in the course of its business. The service mark "Home of the World's Largest Calzone" is utilized to promote the Company's restaurant division and also the frozen foods division. The service mark "Floridino's" is used to promote all three of the Company's divisions which utilize the Floridino's name. The service mark "Zoop Soups" was acquired by the Company during the course of its acquisition of Zoop Soups Inc., and is used to promote the Zoop Soups concept in the restaurant operated by the Company in New York City. The trademark "Everything's Going Pazzo at Floridino's" is used to promote the Company's restaurant division and also by the franchisees under the terms and conditions of their respective
                                11
Franchise Agreements. The Company has also filed an application for the registration of the service mark "Fast Italian" which is currently pending.

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

          iv.  The parcel at 8135 Highway 33N, Lakeland, Florida
          is located adjacent to the company's frozen food
          processing plant.
                                12

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

The Company also is the owner of various trademarks and service marks which are utilized by the Company in the course of its business. These are as follows: The service mark "Home of the World's Largest Calzone" bearing ser. no. 74-468,809 and filed December 14, 1993; The service mark "Floridino's" bearing ser. no. 74-468,810 and filed December 13, 1993; "The service mark "Zoop Soups"; The trademark and design of "Floridino's, Home of the World's Largest Calzone" and the trademark and design of "Everything's Going Pazzo at Floridino's". The Company has assigned no value to trade marks and service markets in its financial statements at December 31, 1999.


ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings outside of the ordinary course of business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders.

                               13

                             Part II

Item 5.  MARKET PRICE OF AND DIVIDENDS FOR COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

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

                                 14

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

ITEM 6.  SELECTED FINANCIAL DATA

                                           For the Year
                                               Ended
                                           Dec. 31, 1999
                                           -------------

Cash and Cash Items                        $     359,449
Marketable Securities                            471,250
Notes and Accounts Receivable                          0
Allowances for doubtful accounts                       0
Inventory                                         52,354
Other Current Assets                                   0
Total Current Assets                             883,053
Property, plant and equipment                  2,713,816
Accumulated depreciation                        (274,729)
Total assets                                   3,366,317
Total current liabilities                      1,432,771
Bonds, mortgages and debt
Net of current portion                         1,211,812
Preferred stock                                  250,000
Common stock                                       7,657
Other stockholders' equity                       464,137
Total Liabilities and
    Stockholders' equity                       3,366,317
Net Sales of Tangible
    Products                                     858,052
Total Revenues                                   893,193
Cost of Tangible Goods Sold                      619,082
Total Costs and Expenses
    Applicable to sales
    and revenues                               1,677,873
Other costs and expenses                               0
Provision for doubtful accounts                        0
Interest and amortization of
    Debt discount                                179,031
Income before taxes and
    and other items                           (1,172,679)
Income tax expenses                                    0
Income/loss continuing
    operations                                (1,403,762)
Discontinued operations                                0
Extraordinary items                               78,533
Cumulative Effect - changes in
    Accounting principles                              0
Net Income or loss                            (1,094,146)

                               16

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

The Company opened two additional restaurants in Del Ray Beach, Florida and Lake Wales, Florida in May 2000 and December 1999. Funding of the Company's reconstruction and revamping has been undertaken primarily through the private sale of equity and debentures in the Company. The funds were used to repay previous debts of the closed restaurants, acquire new property and
                                17
equipment and machinery for the development of the Company's frozen food plant and for the reconstruction costs associated with the development of the Company's restaurants adhering to management's new theme. The Company believes that it has the capacity to raise additional funds if and when they are required.

Additional funds may be raised through the sale or mortgaging of the parcels of real estate held by the Company. Additionally, the Company believes that its newly developed concept and operations will attract investors. At this time, the Company has no line of credit with any financial institution. However, the Company believes that its new operations will generate sufficient revenue during the next twelve months to enable the Company to secure a line of credit with a financial institution, if needed.

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

During the year ending December 31, 1999, the Company raised $1,000,000 in a private offering of common stock, $750,000 in a debenture offering, and $346,500 upon the exercise of common stock warrants. The debentures mature in October and September 2001 and carry interest of 9%. The debentures are convertible into common stock at the average market price of the stock of the five days preceding conversion, less 40%. The debentures are convertible into common stock starting in September and October 2000. In addition, the Company borrowed $500,000 from a financial institution during the last quarter of fiscal 1999. The loan is secured by the plant building and land and carries interest of 9%. The loan matures in fiscal year 2002. The Company used these proceeds to satisfy approximately $166,000 of the outstanding long-term debt attributable to the closed restaurants. At December 31, 1999, $159,112 of loans attributable to the closed restaurants remains unpaid. The loans are secured by restaurant equipment and the Company is currently in the process of negotiating the resolution of this debt.

In addition, the Company used $320,000 of the proceeds to
purchase the land adjacent to the food processing plant in order to satisfy future expansion plans. In addition, management
executed its option to buy the plant structure in
                                18


the fourth quarter of fiscal year 1999 for $225,000. The Company expended approximately $775,000 during the year to upgrade the plant facility and to reconstruct and upgrade restaurant space. Management's reorganization efforts were substantially completed by the fourth quarter of 1999. The plant had been reconstructed to satisfy the needs of the expected demand for the Company's product and USDA requirements. A testing phase of the Company's frozen food products was completed in the fourth quarter of 1999 and the results were excellent. The frozen food segment began operations in January 2000 and the initial results are encouraging.

In addition, the improvement of the New York restaurant and the Lakeland restaurant was completed and the restaurants were reopened in the latter part of fiscal 1999. The restaurants were reorganized to conform to management's vision of a fast, self-service, casual Italian food restaurant. The Company opened two additional restaurants under this new theme in December 1999 and May 2000.

As of December 31, 1999, the Company's restaurant equipment was used to secure capital leases and bank loans in the amount of $286,670. In addition, the Company's real estate assets were used to secure approximately $914,000 of short and long-term debt. Material commitments for capital expenditures include approximately $100,000 for an upgrading and completion of the Company's production facilities as it relates to its frozen food plant. Sources of funding for these expenditures include those derived from the Company's sale of the two parcels of real estate received from an officer of the Company in exchange for preferred stock. The Company has entered into a Contract of Sale for two of the parcels, located in Winter Haven, Florida, with a purchase price of $409,000. The closing date on this contract is scheduled for January 15, 2000. A third parcel of land, also in Winter Haven, Florida, is currently being listed in the market however the Company has not entered into any Contract of Sale for this property.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient income in the Company to cover such expenses. However, if the Company engages outside advisors or consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. There is no assurance that the Company
                               19
will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

To the extent possible, the following discussion will highlight the relative needs of the Company with respect to its business activities.
                                20

The Company's operating history, including its losses and revenues, primarily reflect its operations for the past year. For the year ending December 31, 1999 the Company had $ 893,193 in revenue and a net loss of $ 983,035. As of December 31, 1999 the Company had a net shareholder equity of $566,238.

I.  Segment Reporting Disclosures

The Company operates two business segments: restaurants and franchising, and food processing. In November 1998, management decided to close all of its existing restaurants at that time and to restructure a new restaurant concept that emphasized a "fast casual, self-service" style of food delivery as opposed to the more traditional type of restaurant that it had in place at the time. The Company would still concentrate its marketing efforts in Italian foods. The Company's staff was reorganized and its restaurant space was reconfigured to deliver its food products according to the new philosophy. During 1999, the Company opened two restaurants after a period of reconstruction and staff reorganization, Floridino's, Inc., and Floridino's of Lakeland, Inc. In the first and second quarter of fiscal year 2000, a restaurant was opened in Del Ray Beach, Florida and a restaurant was opened in Lake Wales, Florida.

The food processing plant was completed in 1999 and began operations in January of 2000. During 1999, the processing plant was being reconstructed to conform to USDA guidelines and to the requirements imposed by of potential customers. The potential customers for the Company's processing plant products are large retail restaurants and fast food outlets. Based upon the results of the initial testing phase required by the potential buyers of the Company's product, it became clear that the plant would not be able to meet the expected demand that was estimated. In order to meet the anticipated demand that was estimated by the potential customers, the plant had to be refitted and upgraded. This period of upgrade was completed and all requirements of the potential customers regarding the plant had been satisfactorily met in 1999.

Please see the discussion and analysis that follows.

Restaurant Segment: Results of Operations
Gross sales for the year ending December 31, 1999 for the restaurant division decreased to $860,099 or 48% from gross sales for the similar period in 1998. Consequently gross profit for the year also decreased to $288,727 or 55% as compared to the similar period in 1998. As expected, this decrease was due to the closing of the unprofitable restaurants in 1999, thereby decreasing gross sales revenues. During the fiscal year 1998, the gross sales of the restaurants that were closed totaled approximately $1,578,000. During the fiscal year 1999, these particular restaurants generated approximately $403,000 in restaurant sales.

Gross profits as a percentage of total revenues decreased to 34% for fiscal year 1999 as compared to 38% for fiscal year 1998.

The decrease in gross profits is mainly attributable to the increased depreciation expense resulting from the significant increase in capitalized reconstruction costs of the restaurants, in addition to the assets acquired by the Company in the purchase of Floridino's Inc. in November 1998. For the twelve months ending December 31, 1999, depreciation expense was approximately $171,000 for the segment as compared to approximately $70,000 for fiscal year 1998. Approximately $160,000 of gross profits during fiscal year 1999 are attributable to the closed restaurants.

Selling, general, and administrative costs for this segment decreased to $820,308 as compared to $1,070,888 for the similar period in 1998, or 23%. This decrease is attributable to closing of the unprofitable restaurants in 1999 resulting in overhead savings. During the period of reconstruction for the New York restaurant, management decided to retain many of its employees.

Management concluded that the costs of hiring and training new employees at the end of the reconstruction period would have been greater than the costs of keeping the employees on salary during the reconstruction period. The Company spent approximately $120,000 in salaries and rents during the reconstruction period in 1999. Management has estimated that the closing of the unprofitable restaurants saved approximately $371,000 in general and administrative overhead during the fiscal year. Management expects general and administrative expenses for the segment to continue to decrease as compared to prior periods since approximately $271,000 of general and administrative overhead for the period is attributable to the restaurants that were being closed.

The restaurant segment showed a loss from continuing operations of $531,581 as compared to a loss of $434,562 for a similar period in 1998. However, management is encouraged by the results obtained from the reorganization of the restaurant segment undertaken in late 1998 and through 1999 and expects that the benefits of this reorganization to be realized in 2000.
                                22

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


Consolidated Company

On a consolidated basis, gross sales decreased from $1,669,271 in 1998 to $893,193 in 1999, or 46%, as a result of management's plan to reorganize the restaurant segment. Gross profit as a percent of sales decreased in 1999 from 38% to 30%. This decrease is a result of management's efforts to move from a full service restaurant concept to a fast, self-service concept. Historically, a full service restaurant has higher profit margins and less volume while the self-service restaurant has lower profit margins but higher volume. In addition, depreciation expenses allocated to cost of goods sold were substantially higher than in fiscal year 1998. These increases resulted from the significant equipment acquisitions and construction costs incurred during the fiscal year.
                               23

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

Interest expenses has increased to $179,031 in 1999 as compared to $29,322 in 1998 as a result of the increase in capital leases the Company has entered into in 1999, the interest accrued on the convertible debentures, and the assumption and acquisition of mortgages on real estate assets acquired. In addition, the beneficial conversion feature of the convertible debentures calculates to $500,000 and is recognized as an addition to paid in capital. The beneficial conversion feature, or debt discount is being amortized as interest expense over a period of one year, at which time, the debentures become convertible. Amortization of the debt discount to interest expense at December 31, 1999 amounted to $111,111.

After interest expense and the recognition of the favorable settlement of the Company's long term debt of $78,533, the Company realized a net loss of $1,094,146 or $.18 per share as compared to a loss of $519,187 or $.19 per share for a similar period in 1998.


Discussion of Financial Condition- Liquidity and Capital
Resources

At December 31, 1999, the Company had working capital deficit of $549,718 as compared to a deficit of $855,053 at December 31, 1998. On a consolidated basis, the Company had cash balances totaling $359,449 as compared to $15,502 at December 31, 1998. This increase is primarily due to the offering of 2,000,000 shares of common stock in May 1999 for $1 million and the issuance of $750,000 in convertible debentures in September and October of 1999 and $346,500 raised by the exercise of common stock warrants and the acquisition of long term debt of approximately $500,000 less property and equipment purchases of
                               24

approximately $1,089,000 and the payment of long term debt of approximately $336,000 and operating losses of approximately
$1,094,000.

Total current liabilities increased to $1,432,771 at December 31, 1999 as compared to $897,464 at December 31, 1998. The substantial increase in current liabilities is primarily due to the increase of approximately $595,000 of unsecured debt currently due, incurred as a result of the reconstruction of the New York restaurant.

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

Capital lease financing obligations increased to $127,558 at December 31, 1999 from $49,200 at December 31, 1998. This increase is due primarily to the increase in equipment leases entered into during 1999 on behalf of the frozen food processing segment. Long-term debt increased to $1,444,678 at December 31, 1999 as a result of the costs of reconstruction and the assumption of real estate mortgages in the preferred stock transaction noted above and $500,000 in real estate mortgages acquired in the last quarter of 1999.

Stockholders equity increased to $721,794 at December 31, 1999 from a deficit of $370,560 at December 31, 1998. The main source of this increase was $1,000,000 raised in May 1999 through a secondary offering of common stock, $250,000 of preferred stock issued to an officer of the firm in exchange for liabilities owed to the officer, and the recognition of $500,000 as a favorable conversion feature from the debenture offering, $346,500 in proceeds from the exercise of common stock warrants, and a net loss from operations of approximately $1,094,000.

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

As more fully disclosed in Note 17 to the financial statements, the Company has restated the consolidated balance sheet and the related statement of operations, shareholders' equity, and cash flows as of and for the year ended December 31, 1999. The restatement was necessary in order to reflect the accounting for the issuance of a convertible debenture with a favorable conversion feature. Professional standards requires the Company to allocate to interest expense the favorable conversion feature and amortize such portion until the conversion can be exercised.

Accordingly, an additional $111,111 has been recognized as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 1999, and a discount for the debenture of $388,889 has also been reflected on the accompanying consolidated balance sheet as of December 31, 1999.

Berkovits & Company, P.A.
Miami, Florida
March 22, 2000

            FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                   CONSOLIDATED BALANCE SHEET
                    AS OF DECEMBER 31, 1999
                         (AS RESTATED)

                             ASSETS

Current Assets
  Cash                                                  $359,449
  Investments in marketable equity securities            471,250
  Inventory                                               52,354
                                                       ----------
  Total Current Assets                                  $883,053


Property and Equipment, net                            2,439,087
Other Assets
 Deposits and other assets                                42,547
 Organizational costs(net of amortization)                 1,690
                                                      -----------
  Total Other Assets                                      44,237
  TOTAL ASSETS                                        $3,366,377
                                                      ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                       $490,924
 Accrued expenses                                         61,200
 Notes payable to banks                                  159,112
 Current portion of obligations under capital leases      21,669
 Current portion of long term debt                       699,866
                                                      -----------
 Total Current Liabilities                            $1,432,771
Capital lease obligations                                105,889
Long term debt                                           744,812
Convertible debentures (net of amortization)             361,111
SHAREHOLDERS' EQUITY
Common stock, par value $.001; authorized
 25,000,000 shares; issued and outstanding
 7,657,000 shares at December 31, 1999                    $7,657
Preferred stock, 200,000 shares authorized;
 50,000 shares issued and outstanding, convertible
 to 50,000 shares of common stock, no par value,
 nonparticipating                                        250,000
Additional Paid in Capital                             2,736,513
Accumulated Deficit                                   (2,272,376)
                                                       ----------
 Total Shareholders' Equity                              721,794
                                                        --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $3,366,377
                                                     ============

The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the auditor's report.

            FLORIDINO'S INTERNATIONAL HOLDINGS INC.
              CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                         (AS RESTATED)

                               December 31,        December 31,
                                  1999                 1998
                               ------------        ------------
REVENUES
 Food and Beverage Sales       $  858,052           $1,577,564
 Franchise revenues                35,141               59,500
 Royalty revenues                    -                  32,207
                                ---------             --------
Total Revenues                    893,193            1,669,271
 Less cost of goods sold          619,082            1,032,945
                                ---------            ---------
 Gross Profit                     274,111              636,326
OPERATING EXPENSES:
 General Administrative         1,519,886              996,232
 Cost of store closing            157,987              138,555
                               ----------            ---------
 Total Operating Expenses       1,677,873            1,134,787
                               ----------            ---------
Net loss from operations       (1,403,762)            (498,461)
OTHER INCOME (EXPENSES):
 Unrealized gain on short
 term investment                  380,321                 --
 Other income                      29,793                8,596
 Interest expense                (179,031)             (29,322)
                               ----------            ----------
 Total other income (expenses)    231,083              (20,726)

LOSS FROM OPERATIONS BEFORE
INCOME TAX PROVISION AND
EXTRAORDINARY ITEM             (1,172,679)            (519,187)
Provision for Income taxes          --                  --
LOSS FROM OPERATIONS BEFORE
 Extraordinary item            (1,172,679)            (519,187)
EXTRAORDINARY ITEM:
 Gain on early extinguishment
 of debt (net of $40,457
 tax credit)                       78,533                 --
                               -----------            ----------
Net loss                       (1,094,146)            (519,187)
                               ===========            ==========
Net Loss per common share:
 Basic:
 Loss from continuing operations     $(19)              $(0.19)
 Gain from extraordinary item       $0.01                $0.00
 Net loss per share                 $(.18)              $(0.19)
Weighted average shares
 outstanding                    6,273,134            2,698,974
                              ============          ===========

The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the auditor's report.

            FLORIDINO'S INTERNATIONAL HOLDINGS INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                         (AS RESTATED)

                                 December 31,        December 31,
                                    1999                 1998
                                 -----------         ------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net Loss                         $(519,187)       $(1,094,146)
  Adjustments to Reconcile
    Net Income Items Not
    Requiring the use of cash:
    Depreciation and
      Amortization                   245,771             91,214
    Compensation expense paid
      By issuing common stock         90,000                --
    Unrealized gain on short
      Term Investment               (380,321)               --
    Bad debt expense                  14,255                --
    Cost of store closings           157,987                --
    Amortization of debt discount    111,111
 Changes in Assets and Liabilities
   Royalties Receivable               11,826                424
   Inventory                         (37,271)             3,452
   Short term investments            (90,929)               --
   Other Assets                       42,528             (7,729)
   Deferred franchise fee revenue       --              (59,500)
   Accounts payable                  180,369             45,048
   Accrued expenses                  (74,872)            66,091
                                  ----------           ----------
NET CASH USED BY OPERATIONS         (823,692)          (380,187)
INVESTING ACTIVITIES:
 Payments of bank overdrafts         (19,903)            18,759
 Purchase of land adjacent to
   Plant                            (320,000)                 0
 Purchase of
   Property and Equipment           (769,032)            39,501
                                  ----------           ----------
NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES           (1,108,935)            58,260
                                  ----------           ----------
FINANCING ACTIVITIES:
 Obligations to Banks                159,112                --
 Proceeds from issuance of
  convertible debentures             750,000                --
 Increase (decrease) in loan
   to stockholder                   (152,799)           131,728
 Issuance of common stock upon
   Exercise of warrants              346,500            261,000
 Issuance of common stock          1,000,000                --
 Payment of long term capital
     lease obligations               (49,206)           (24,280)
   Payment of long term debt        (335,608)           (31,019)
 Proceeds of
 long term debt                      558,575                --
                                  ----------           ----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES               2,276,574            337,429
                                  ----------           ----------
NET INCREASE IN CASH DURING
 THE PERIOD                          343,947             15,502
CASH BALANCE AT BEGINNING OF
 FISCAL YEAR                          15,502                --
CASH BALANCE AT END OF
 THE PERIOD                          359,449             15,502
                                  ==========          ===========
SUPPLEMENTAL DISCLOSURES:
 Interest paid during
  the period                          67,920             29,322
 Acquisition of fixed assets by
  capital leases                     127,564             49,200
 Acquisition of fixed assets by
  long term debt                     495,227                --
 Acquisition of fixed assets by
  the assumption of long term
  debt and issuance of preferred
  stock                              509,535                --
 Stock issued for acquisition of
  fixed assets                           --              87,079
 Stock issued for acquisition
   of subsidiary                         --             337,442


The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the auditor's report.

                  FLORIDINO'S INTERNATIONAL HOLDINGS INC.
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
      FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998
                                 (AS RESTATED)

                Common Stock    Preferred Stock  Paid in  Accumulated
               Shares  Amount    Shares  Amount  Capital     Deficit     Total
              -----------------------------------------------------------------
BALANCE AT
JANUARY 1,1998 2,518,000 $2,518    -      $  -   $119,631 $(659,043) $(536,894)

Issuance of common
 stock upon exercise
 of warrants     261,000    261    -         -    260,739       -      261,000

Issuance of common
 stock for the
 purchase subsidiary
               1,680,000  1,680    -         -    335,762       -      337,442

Issuance of common
 stock for equipment
                500,00    5,100    -         -     86,579       -       87,079

Net Loss            -        -     -         -        -    (519,187)  (519,187)
             -----------------------------------------------------------------

BALANCE AT
DECEMBER 31,
1998           4,959,000  4,959    -         -    802,711(1,178,230)  (370,560)

Issuance of common
 stock upon exercise
 of warrants     558,000    558    -         -    345,942      -       346,500

Issuance of
 common stock for
 compensation    140,000    140    -         -     89,860      -        90,000

Issuance of
 common stock
 for secondary
 offering      2,000,000  2,000    -         -    998,000      -     1,000,000

Issuance of
 preferred
 stock            -         -    50,000   250,000    -         -       250,000

Proceeds from
 debentures
 attributed to
 favorable
 conversion
 feature                                 500,000   500,000

Net loss                                                 (1,094,146)(1,094,146)

BALANCE AT
DECEMBER 31,
1999        7,657,000 $7,657   50,000    250,000 2,736,513(2,272,376)  721,794


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

                                36
Lake Wales- a restaurant located in Lake Wales, Florida that was closed in September 1998.

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

The Company utilizes the specific identification method in
determining holding gains and losses on investments in marketable securities.
                               37

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

                               38

Fair Values of Financial Instruments-The carrying amounts of all cash and cash equivalents, accounts receivables, short term investments, inventories, accounts payable, and other obligations reported in the statement of financial position are estimated by management to approximate fair value.

Recent accounting pronouncements - Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities",was issued in June 1998 and is effective for fiscal quarters beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Management has concluded that the adoptions of SFAS No. 133 will not have a material impact on the financial position of the Company or its results of operations.

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

Management's plans with regard to this matter is as follows:
The Company, through a plan formalized in fiscal year 1998 and completed in 1999, closed all unprofitable restaurants. The Company plans to reopen new restaurants under new management with more emphasis on a "casual fast food/self-service" theme. During

                               39
1999, after a period of reconstruction and reorganization, the Company opened New York Floridino's and Lakeland. The Express and
Del Ray restaurants were opened in January 2000.

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

               Floridino's Pizza Etc., Inc.
               Hard Ball Cafe, Inc.
               Floridino's Home of the Calzone, Inc
               Floridino's of Bartow, Inc.

The costs included in cost of store closings include accrued overhead costs during the period the restaurants were closed to the public until the Company had left the property.
The costs associated with the closing of these restaurants are $157,987 and $138,555 for fiscal years 1999 and 1998, respectively.


Note 4-Litigation

The Company and its subsidiaries are defendants in various lawsuits filed by various suppliers for services rendered. The Company has accrued the amounts of the proposed settlements in the accompanying consolidated financial statements, as well as the amounts of potential outstanding claims disclosed by the Company's outside counsel. Management believes that the eventual
                               40


disposition of these lawsuits will not have a material impact on the consolidated financial statements.

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
                                        =========

Interest rates on capitalized leases range from 17% to 27%
imputed based upon the lower of the Company's incremental
borrowing rate at the inception of the lease or the lessor's implicit rate of return.
                               41

Note 6-Common Stock Transactions

During fiscal year ending December 31, 1999, the balance of warrants outstanding from an offering completed in July 1997 were exercised or expired. During the period, 558,000 warrants were exercised resulting in proceeds to the Company of $346,500 and the issuance of 558,000 shares of common stock. The balance of the outstanding warrants (63,000) expired on March 31, 1999. During the period, the Company extended the original warrant expiration date to March 31, 1999 and the exercise price was lowered from $1 to $.50.

In August 1999, the Company issued 140,000 shares in return for services rendered by outside consultants. As a result, $90,000 was recorded as compensation expense for this transaction.
In July 1999, the Company completed a Regulation D 505 offering resulting in net proceeds to the Company of $1,000,000 and the issuance of 2,000,000 shares of common stock.


Note 7-Convertible Debentures

In the last quarter of fiscal year 1999, the Company received proceeds of $750,000 by issuing convertible debentures. The debentures mature in September 2001 and October 2001 and carry an interest rate of 9%. The debentures are convertible into common stock at a 40% discount, from the preceding five day average market price of the stock at the date conversion. The holders of the convertible debentures will receive an aggregate fair value of $1,250,000 in common stock as opposed to $750,000 in aggregate proceeds received by the Company at the date of conversion based upon the market price of the stock at issuance. The excess of $500,000 in aggregate proceeds to be paid to the holders of the convertible debt is being amortized to interest expense over a period of twelve months, when the debentures become convertible into common stock. Total amortization of the debt recorded as interest expense at December 31, 1999 is $111,111.


Note 8-Convertible Preferred Stock

As more fully discussed in Note 10, the Company issued 50,000 shares of preferred stock to the president of the Company in exchange for real estate assets transferred to the Company. The net fair market value of the real estate at the date of the transaction was $250,000, as determined by management.
The preferred stock is convertible into 50,000 shares of common stock beginning in May 2000.
                               42

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

Other notes payable due to individual suppliers 35,260 with no stated interest rate

Total debt                         1,444,678
Less current maturities              699,866
                                  ----------
Long term debt                    $  744,812
                                  ==========

A schedule of maturities of long term debt by fiscal year is as follows:

                                    Year                Amount

                                    2000                $ 699,866
                                    2001                  262,192
                                    2002                  286,934
                                    2003                   26,881
                                    2004                   29,861
                                  Thereafter              138,944
                                                        ---------
                                  Total                $1,444,678
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

Note 11-Segments

The segments of the Company follow the same accounting policies as the consolidated group. The following is a summary of the Company's segment information for fiscal years 1999 and 1998:

                               44

                                         1999        1998
         Gross Sales
         Restaurants                   $860,099   $1,669,271
         Food processing                 33,094       -
                                       --------   -----------
         Total gross sales             $893,193   $1,669,271
         Gross Profit
         Restaurants                   $288,727     $636,326
         Food processing                (14,616)      -
                                       --------   -----------
         Total gross profit            $274,111     $636,326

Income (loss) from continuing operations

         Restaurants                  ($531,581)   ($434,562)
         Food processing               (515,488)      -
         Corporate                     (356,693)     (63,899)

                                       --------   -----------
         Total from continuing
          operations                ($1,403,762)     498,461

         Depreciation & amortization
         Restaurants                   $170,586      $69,931
         Food processing                 47,666       -
         Corporate                       27,519       21,283
                                       --------   -----------
         Total depreciation &
          amortization                 $245,771      $91,214
         Interest expense
         Restaurants                    $44,295      $19,509
         Food processing                 12,307       -
         Corporate                      122,429        9,813
                                       --------   -----------
         Total interest expense        $179,031      $29,322
         Total Assets
         Restaurants                    $892,024     $566,368
         Food processing                 510,839       -
         Corporate                     1,963,514       74,830

                                      ----------  ------------
         Total assets                 $3,366,377     $641,198
                                      ==========   ===========







The following table provides the Company's geographic information for gross sales and assets:


                                         1999        1998

         Gross sales- restaurants
         New York                    $  578,392    $   -
         Florida                        281,707     1,669,271
                                        --------   -----------
         Total gross sales           $  860,099    $1,669,271
         Gross sales- processing
         New York                    $    -        $    -
         Florida                          33,094        -
                                        ---------  ----------
         Total gross sales           $    33,094   $    -
         Total Assets
         New York                    $   664,776   $  349,729
         Florida                       2,701,601      291,469
                                        ---------   ----------
         Total assets                $ 3,366,377   $  641,198
                                       ===========  ==========

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

At December 31, 1999 and December 31, 1998, the Company had $1,523,805 and $533,353 of net operating loss carry forwards which expire in years 2005 and 2004. No portion of the net operating loss carryforwards has been recognized as a deferred tax asset at December 31, 1999 and December 31, 1998. The following is a reconciliation between net loss per the statement of operations and taxable loss at December 31, 1999 and December 31, 1998:
                                         1999        1998

         Net loss                  ($1,094,146)     ($519,187)
         Allowance for unrealized
         gain on investment           (402,531)        -
         Allowance for timing
         difference in
           depreciation expense        (27,128)       (14,166)
                                      ------------  ----------
         Taxable loss              ($1,523,805)     ($533,353)

         Deferred tax asset           $518,094       $181,340

         Allowance for tax
           recoverability             (518,094)      (181,340)
                                      ------------  ----------
         Deferred tax asset
          recognized                  $ -           $  -
                                      ============  ==========

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective tax rate is as follows:
Statutory U.S. Federal rate             34%            34%
Loss from operations                   (34%)          (34%)
                                      -----          ----
Effective tax rate                       0%             0%
                                      =====           ====

Deferred tax benefit               $518,094       $181,340
Adjustment to bring
  To net realizable value          (518,094)      (181,340)
Net realizable value                     $0             $0
                                  ==========       ========

                                47

The statutory federal tax rate of 34% was used to calculated deferred tax assets.

Note 14-Subsequent events

In January 2000, the Company purchased 100% of the issued and outstanding common stock of Triton Prestige Products Inc., a food manufacturer located in Palm City, Florida, by issuing 50,000 shares of common stock. The combination was recorded as a purchase and accordingly, the fair market value of the assets and liabilities at the date of the transaction were recorded. The difference between the net fair value of the assets received and the fair value of the common stock issued at the date of the transaction was recognized as goodwill.


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
                               48


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

Note 17-  Restatement

Subsequent to the issuance of the certified report for December 31, 1999, management determined that the accounting for the convertible debentures and the amortization of the resultant debt discount had been improperly accounted for. The correction of this improper presentation affected the balance sheet, statement of operations, earnings per share, the statement of cash flows and changes in shareholders' equity. The following table indicates the accounts that have been affected by the correction of the improper statements.

                              As Restated         As Reported

Convertible debentures        $   361,111         $   516,667
Paid in Capital               $ 2,736,513         $ 2,469,846
Accumulated deficit           $(2,272,376)        $(2,161,265)
Interest expense              $  (179,031)        $   (67,920)
Net loss                      $(1,094,146)         $ (983,035)
Loss per share                      $(.18)              $(.16)


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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

                           Position(s) Held and
Name                 Age   Duration of Service      Family
Relation
-----------------    ---   -------------------      -------------

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

William Keeler, Chief Executive Officer, has over twenty years of successful, progressive experience in the food industry including work in retail restaurants and wholesale distribution. He started his career as the franchise owner of five Kentucky Fried Chicken units, then became Territory and District Sales Manager and Director of Corporate Produce sales for White Swan Food Service, moved on to become District Sales Manage and District Sales Director of Sysco, and advanced from Regional Sales Manager to Vice President of Sales at Rykoff Sexton US Food Services. Most recently Mr. Keeler worked as Vice President of Sales and Marketing for Bari Importing Corp, where he supervised all marketing aspects of Corporation, increased Sales and Profits last year over 20%. Installed a new shelter program, instituted a new commission program, instituted a new sales software program, designed an equipment program bringing new customers and opening new opportunities for the Sales Force. Mr. Keeler was hired by the Company in November 1999.

Michael Floridino, President, is the Founder of the Company. He has been in the restaurant business nearly his entire life. At the age of 18, he held numerous management positions in restaurant chains, covering all aspects of operations, engaging in site selection, training, food suppliers and administration. In 1988, Mr. Floridino moved to Winter Haven, Florida and founded the first Floridino's. He is the owner and originator of the recipes of Floridino's which have been handed down to him through his family and perfected by him. Mr. Floridino's expertise lies within the food development and restaurant operations business. Mr. Floridino has served on the board of directors since 1997. Frank Dolney, Secretary/Treasurer, graduated in 1979 with a Bachelors of Business Administration in Finance and Economics. After graduation, Mr. Dolney took a position with Merrill Lynch Pierce Fenner & Smith as Asst. Operations Manager. In the last eighteen years Frank has worked as an investment executive in the areas of portfolio management, private placements and tax strategy. From 1990 to 1995, Mr. Dolney worked with AT Broad & Company in New York as investment executive in which he identified corporate finance and merger and acquisition candidates for top management. Mr. Dolney has served on the board of directors since January 1999.

Nick Pirgousis, Chairman of the Board of Directors, opened his first restaurant at the age of 18 in New York City. He has since owned, operated and managed restaurants in New York including the Park View Restaurant, Zoop Soups and Silver Spurs, of which he is still an owner. Mr. Pirgousis maintains a hand-on style of management and has been involved in every aspect of the growth of the Company. He has also overseen the growth of a number of establishments in the food and beverage industry as a consultant utilizing his restaurant expertise to advise on the operation and management of each entity. Mr. Pirgousis has served on the board of directors since January 1999.

William Scott a director also serves as accountant of the company. He is a certified accountant in the State of Florida for over twenty two years and has an extensive financial and accounting background. During his first seven years as an accountant, Mr. Scott worked for Price Waterhouse & Co.
Subsequent to that, he commenced his own private accounting firm which he has devoted most of his time to. Mr. Scott has served on the board of directors since March 1999.

George Pirgousis, the brother of Nick Pirgousis, has been a restauranteur for the past thirty five years. His expertise is the daily operations of restaurants with a strong emphasis in purchasing and inventory control. Since 1982, he has owned and operated two restaurants in New York, New York and has been a member of the board since January 1999.

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

(a)         (b)      (c)       (d)       (e)     (f)       (g)      (h)    (i)

Name and                             Sec. All  Principal  Annual   Stock
Position    Year      Salary   Bonus    Compen.    Award  Options Options

Michael
Floridino
President   1999     $75,000     0        0         0        0

William
Keeler CEO  1999     $20,000     0        0         0        0

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has no plans at the present to compensate its directors.
                                 54


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


                                55


Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
-----------------        --------------------            --------

William Keeler                    3,000                    0.00%
5836 Spruce Creek Drive
Fort Orange, Florida

Michael Floridino               999,700                   13.06%
3560 Cypress Gardens Road
Winter Haven, Florida 33884

Hynford Holdings Ltd.           500,000                    6.53%
Cable Beach Court - STE #1
Nassau, Bahamas

Toho Ventures Ltd.*           1,680,000                   21.94%
494 LaGuardia Place
New York, New York 10012

George Pirgousis (3)            144,000                    1.88%
494 LaGuardia Place
New York, New York 10012

William Scott                    40,000                    0.52%
95 Madison Avenue
Morristown, New Jersey

Lokee LLC*                      142,000                    1.85%
494 LaGuardia Place
New York, New York 10012

Raffles Toho Ltd.*              464,000                    6.06%
494 La Guardia Place
New York, New York 10012

All Directors and Named
Executive Officers as
 group                        3,472,700                   45.35%

PREFERRED SHARES

Michael Floridino                50,000                  100.00%
3560 Cypress Gardens Road
Winter Haven, Florida 33884

*- see footnotes
                                 56

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

                               57

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) In May 1999, the Company issued 50,000 shares of convertible preferred common stock to Michael Floridino, the Company's president, in connection with the purchase of three (3) parcels of real estate located at 1810 3rd Street, S.E., Winter Haven, Florida, 300 Cypress Gardens Blvd, Winter Haven, Florida 33880, 3560 Cypress Gardens Road, Winter Haven, Florida 33884. For additional consideration to Michael Floridino, the Company assumed the liabilities and encumbrances on each of those properties. The property provided by Michael Floridino was the fair market value in accordance with inquiries and appraisals made by the Company through various real estate brokers in the Winter Haven, Florida area. The total market value of the three properties, not reduced by mortgages, liens and encumbrances, was approximately $639,000. The valuation of the liabilities on the properties was $440,000.

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

INDEBTEDNESS OF MANAGEMENT:

(a) In May, 1999, the Company issued 50,000 shares of preferred restricted common stock to Michael Floridino, the Company's president, in connection with the purchase of three (3) parcels of real estate located at 1810 3rd Street, S.E., Winter Haven, Florida, 300 Cypress Gardens Blvd, Winter Haven, Florida
33880, 3560 Cypress Gardens Road, Winter Haven, Florida 33884. For additional consideration to Michael Floridino, the Company assumed the liabilities and encumbrances on each of those properties. The property provided by Michael Floridino was the Fair Market Value in accordance with inquiries and appraisals made by the Company through various real estate brokers in the Winter Haven, Florida area. The total market value of the three properties, not reduced by mortgages, liens and encumbrances, was approximately $639,000.
                                58

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

   10.2      Promissory Note Between Floridino's Inc. and
             Raffles Toho Inc.

   10.3      Promissory Note Between Floridino's Inc. and
             Raffles Toho Inc.

   10.4      Promissory Note Between Floridino's Inc. and
             Raffles Toho Inc.

   10.5      Promissory Note Between Floridino's Inc. and
             Toho Partners, LLC

   10.6      Promissory Note Between Floridino's Inc. and
             Toho Partners, Inc.

   10.7      Standard Franchise Agreement

   10.8      Consulting Agreement

   10.9      Promissory Note - 9.0% Series A convertible
             Preferred Promissory Note Due October 31, 2001

   21        Subsidiaries of Company

   27        Financial Data Schedule

(C) REPORTS ON FORM 8-K
A report on Form 8-K was filed on December 15, 1999 and it is incorporated to this Form 10SB-12G/a by reference herein.
                                60

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDINO'S INTERNATIONAL HOLDINGS INC.
-----------------------
(Registrant)

Date: July 21, 2000

By: /s/ Nick Pirgousis
------------------------
Chairman of the Board
                                61

EX-27

[ARTICLE]                              5

[PERIOD-TYPE]                          YEAR
[FISCAL-YEAR-END]                      DEC-31-1999
[PERIOD-START]                         JAN-01-1999
[PERIOD-END]                           DEC-31-1999
[CASH]                                     359,449
[SECURITIES]                               471,250
[RECEIVABLES]                                    0
[ALLOWANCES]                                     0
[INVENTORY]                                 52,354
[CURRENT-ASSETS]                           883,053
[PP&E]                                   2,713,816
[DEPRECIATION]                            (274,729)
[TOTAL-ASSETS]                           3,366,317
[CURRENT-LIABILITIES]                    1,432,771
[BONDS]                                  1,367,368
[COMMON]                                     7,657
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                250,000
[OTHER-SE]                                 464,137
[TOTAL-LIABILITY-AND-EQUITY]             3,366,317
[SALES]                                    858,052
[TOTAL-REVENUES]                           893,193
[CGS]                                      619,082
[TOTAL-COSTS]                            1,677,873
[OTHER-EXPENSES]                                 0
[LOSS-PROVISION]                                 0
[INTEREST-EXPENSE]                         179,031
[INCOME-PRETAX]                         (1,094,146)
[INCOME-TAX]                                     0
[INCOME-CONTINUING]                     (1,403,762)
[DISCONTINUED]                                   0
[EXTRAORDINARY]                             78,533
[CHANGES]                                        0
[NET-INCOME]                            (1,094,146)
[EPS-DILUTED]                                 (.18)