Form 10QSB
period 2000-06-30
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2000-08-29
CIK 1044434

UNITED STATES
               SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2000
-----------------------------------------------------------------

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

                  Yes   X      No

As of June 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value
 7,207,000 issued and outstanding

ITEM 1.  FINANCIAL STATEMENTS

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

                                   As of            As of
                               June 30, 2000  December 31, 1999
                             -----------------------------------
ASSETS
  Current assets:
     Cash                       $  3,273        $  359,449
     Accounts Receivable          51,171                 0
     Investment in marketable
      securities                 392,869           471,250
     Inventory                   111,516            52,354
                             -----------------------------------
  Total Current Assets           558,829           883,053

  Property and equipment:
   Buildings & equipment       1,392,074         1,451,297
   Leasehold improvements        976,248           942,519
   Less accumulated
      depreciation              (344,673)         (274,729)
   Land                          320,000           320,000
                             -----------------------------------

   Other assets                   40,476            42,547
   Goodwill
      (net of amortization)      335,802                 0
   Organization costs
      (net of amortization)            0             1,690
                             -----------------------------------
   Total Assets               $3,278,756        $3,366,377
                             ===================================

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable           $  645,518           490,924
   Accrued expenses              146,122            61,200
   Notes payable to banks              0           159,112
   Current portion of
     capital lease obligations    24,670            21,669
   Current portion of
     long term debt              703,338           699,866
                             -----------------------------------
   Total Current Liabilities   1,519,648         1,432,771

   Long term debt:
   Capital lease obligations     166,183           105,889
   Long term notes and
     mortgages                   521,638           744,812
   Convertible debentures        611,111           361,111

Shareholders' Equity:
Common stock, $.001 par value;
authorized 25,000,000 shares,
issued, and outstanding
7,707,000 (including 500,000
shares of treasury stock) at
June 30, 2000 and 7,657,000
at December 31, 1999               7,707            7,657

Preferred stock, 38,000
shares issued and outstanding,
convertible to 38,000 shares at
March 31, 2000 of  common stock,
par value $5, nonparticipating,
50,000 December 31, 1999         190,000          250,000

   Additional paid in capital  3,196,463        2,736,513

   Accumulated deficit        (2,933,994)      (2,272,376)
                             -----------------------------------
   Total stockholders' equity   $460,176         $721,794
                             -----------------------------------
Total Liabilities &
   Shareholders' Equity       $3,278,756       $3,366,377
                             ===================================

Please see the accompanying notes to the financial statements.


                FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
           UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE SIX AND THREE MONTHS
               ENDING JUNE 30, 2000 AND JUNE 30, 1999


                           Six Months  Six months   Three months
Three months
                             6/30/00     6/30/99      6/30/00
 6/30/99

-------------------------------------------------------------
Revenues:
 Food and beverage sales   $1,040,274   $546,261     $522,276
 $179,048
 Franchise fee revenue         25,438     41,844       10,222
   26,655

-------------------------------------------------------------
 Total gross sales          1,065,712    588,105      532,498
  205,703

 Less cost of goods sold     (719,501)  (353,616)    (352,038)
 (128,880)

-------------------------------------------------------------
 Gross profit                 346,211    234,489      180,460
   76,823

Operating expenses:
 Selling, general, and
   administrative expenses (1,198,061)  (855,958)    (693,241)
 (417,304)

-------------------------------------------------------------
Net loss from operations     (851,850)  (621,469)    (512,781)
 (340,481)

Other income (expense):
 Unrealized gain on
    investment                 60,252     57,596      (64,248)
   57,596
 Realized gain on investment  562,399          0      419,873
        0
 Loss on sale of assets       (90,236)         0            0
        0
 Interest expense            (342,183)   (11,072)    (170,337)
   (4,397)

-------------------------------------------------------------
Loss from operations before
 income tax provision        (661,618)  (574,945)    (327,493)
 (287,282)

Income tax provision                0          0            0
        0

-------------------------------------------------------------
Net loss                    ($661,618) ($574,945)   ($327,493)
($287,282)

=============================================================
Net loss per common share:
  Basic:
  Net loss per share            ($.09)     ($.11)       ($.05)
    ($.05)
Weighted average of common shares:
 Basic                      7,286,006  5,310,717    7,207,000
5,322,766

            Please see the accompanying notes to the financial statements.

                       FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                    UNAUDITED CONSOLIDATED STATEMENT OF CASH
FLOWS
               FOR THE SIX MONTHS ENDING JUNE 30, 2000 AND JUNE
30, 1999

                                                   As of
As of
                                               June 30, 2000
June 30, 1999

-----------------------------------
Operating Activities:
  Net loss                                   ($ 661,618)       ($
574,945)

Adjustments to reconcile net income:
  Depreciation and amortization                  74,960
94,182
  Unrealized gain on short term investment      (60,252)
(57,596)
  Loss on disposal of real estate assets         90,236
     0
  Amortization of debt discount                 250,000
     0

Changes in other assets and liabilities:
  Accounts Receivable                           (51,171)
(12,929)
  Inventory                                     (59,162)
(3,453)
  Short term investments                        138,633
(98,500)
  Other assets                                    3,761
(36,228)
  Accounts payable                              154,594
122,817
  Accrued expenses                               84,922
(60,288)
  Current portion of capital lease obligations    3,001
90,288
  Current portion of long term debt               3,472
81,357

-----------------------------------
  Net cash used by operations                   (28,624)
(455,295)

Investing Activities:
  Sale of real estate assets                    409,764
     0
  Purchase of equipment                        (375,263)
(35,353)

-----------------------------------
Net cash provided by (used by)
      investing activities                       34,501
(35,353)

Financing Activities:
  Proceeds from issuance of common stock         20,233
689,036
  Loan payable to stockholder                         0
(152,799)
  Payment of bank loan                         (159,112)
     0
  Payment of long term debt                    (223,174)
252,603

-----------------------------------
Net cash provided (used)
      by financing activities                  (362,053)
788,840

-----------------------------------
Net change in cash during the period           (356,176)
298,192

Cash balance at beginning of fiscal year        359,449
15,502

-----------------------------------
Cash balance at end of the period             $   3,273
$313,694

===================================
Supplemental disclosures:
   Interest paid during the period              $58,433
$10,777
   Income taxes paid during the period               $0
    $0

   Please see the accompanying notes to the financial statements.


                        FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
         UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY
                    FOR THE PERIOD JANUARY 1, 2000 TO JUNE 30,
2000

               Common Stock    Preferred Stock  Paid in
Accumulated
             Shares   Amount   Shares   Amount  Capital
Deficit    Total

-----------------------------------------------------------------
-

Balance at
1/1/00      7,657,000  $7,657  50,000  $250,000
$2,736,513($2,272,376) $721,794

Issuance of
common stock
to purchase
subsidiary     50,000      50                     399,950
     400,000

Return of stock
To treasury   (500,000)

Cancellation of
preferred stock
by officer                    (12,000)  (60,000)   60,000
           0

Net loss during
the period                                       (661,618)
   (661,618)

-----------------------------------------------------------------
---
Balance at
6/30/00      7,207,00  $7,707    38,000
$190,000$3,196,463($2,933,994)$460,176

=================================================================
===


Please see the accompanying notes to the financial statements.

              FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ending June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Floridino's International Holdings, Inc. and subsidiaries (the "Company") Form 10-KSB/A for the year ending December 31, 1999.

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
                                                      ===========

Amortization of goodwill for the period is $5,016.


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

The cancellation of 12,000 shares of preferred stock held by an officer with a par value of $60,000 and the transfer of the par value of the preferred stock canceled to additional paid in capital.

The amortization of the favorable conversion feature of the convertible debentures to interest expense in the amount of $250,000.


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

The following is a summary of the Company's segment information for the six and three months ending June 30, 2000 and June 30, 1999.

Corporate includes the transactions of the Floridino's Holdings, the parent company, and Toho Holdings, organized in early 1999 to hold title to the real estate assets of the Company. The expenses of the Company not directly attributable to a specific segment are included in the corporate segment.


              Six months  Six months   Three months  Three months
               6/30/00     6/30/99       6/30/00        6/30/99

Gross Sales
  Restaurants  $944,021   $588,105       $498,127      $205,703
  Frozen foods  121,691          0         34,371             0
               -------------------------------------------------
Total gross
 sales       $1,065,712   $588,105       $532,498      $205,703
               =================================================
Gross Profit
 Restaurants   $335,259   $234,489       $177,570      $ 76,823
 Frozen foods    10,952          0          2,890             0

Total gross
 profit        $346,211   $234,489       $180,460      $ 76,823
               ================================================

Income from operations
 Restaurants    $34,116  ($621,469)      $103,854     ($340,481)
 Frozen foods  (363,541)         0       (177,442)            0
 Corporate     (522,425)         0       (439,193)            0
               ------------------------------------------------
Total from
 operations   ($851,850  ($621,469)     ($512,781)    ($340,481)
               ================================================


Depreciation & amortization
 Restaurants    $44,557    $84,958        $15,624       $69,951
 Frozen foods    11,741          0          1,626             0
 Corporate       13,646      9,224          1,719         1,087
               ------------------------------------------------
Total           $69,944    $94,182        $18,969       $71,038
               ================================================
Interest expense
 Restaurants    $53,988    $ 7,953        $44,498       $ 3,043
 Frozen foods     6,228          0          4,921             0
 Corporate      281,967      3,119        120,918         1,354
               ------------------------------------------------
Total          $342,183    $11,072       $170,337       $ 4,397
               ================================================



Total Assets
 Restaurants                     $1,195,015      $847,045
 Frozen foods                     1,132,568             0
 Corporate                          951,173     1,053,654
                           -------------------------------
Total assets                     $3,278,756    $1,900,699
                           ===============================

There are no differences in the reporting basis from the annual report 10-KSB 10-KSB/A for December 31, 1999.

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

The Company also franchises its concept to individuals interested in operating a business under the Floridino's name. The franchise concept of the Company operates through the Company's wholly owned subsidiary, Floridino's International Inc., which was incorporated in September 1993. As of June 30, 2000, the Company has four (4) franchise restaurants.

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

I. Results of Operations

It should be noted that the Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern (see annual report 10-KSB/A as of December 31, 1999) due to the significant losses that the Company has incurred in the last two fiscal years. Management has addressed these concerns as outlined in the annual report 10-KSB/A for December 31, 1999. However, the future success of management's plans implemented to address the going concern issue cannot be reasonably assured. In fact, the Company continues to experience significant losses through June 30, 2000.


Six months ended June 30, 2000 compared to the six months ended June 30, 1999:

Consolidated sales, gross profit, and net income:

During the six months of fiscal year 2000, the Company had combined gross sales of $1,065,712, compared to $588,105 in the first six months of fiscal year 1999, an increase of 81%. Consequently, gross profits reached $346,211 for the six months ending June 30, 2000 as compared to $234,489 for the six months ending June 30, 1999, an increase of 48%. Gross profits as a percent of gross sales decreased to 32% for the period as compared to 43% for the prior year. This decrease is a result of the addition of the frozen food segment, which has a lower profit margin than the restaurant segment. Management expects the consolidated gross profit percentage to continue to decrease in the future, as the frozen food segment becomes a larger part of the Company's overall business.

General and administrative expenses for the six months ending June 30, 2000 increased to $1,198,061 as compared to $855,958 for the six months ending June 30, 1999, an increase of 40%. Some of the material increases during this six month period as compared to the prior year's first quarter are detailed as follows:

* Insurance costs increased approximately $40,000

* Corporate travel costs increased approximately $32,000

* Corporate payroll costs increased approximately $50,000

* General advertising costs increased approximately $50,000

The majority of these increased costs are directly attributable to implementation of management's plan outlined in the annual report 10-KSB/A as of December 31, 1999.

During 1999, new management was hired and the accounting staff increased in order to meet management's goals. Travel costs increased as a result of the increase in travel by corporate management located in New York and the operations in Florida. Insurance costs increased as the number of employees increased from 25 to 55 between June 1999 and June 2000.

The Company has recognized trading gains from its stock investments of $622,651 during the period. In addition, the Company sold two parcels of real estate during the period with a book value of $500,000 for $409,764 and therefore recognized a loss on the sale of $90,236. Interest expense increased substantially from $11,072 in 1999 to $342,183 in year 2000.
This increase is mainly attributable to $750,000 of convertible debentures issued during the latter part of fiscal 1999 and the recognition of $250,000 of debt discount amortization to interest expense attributable to the debentures.(see annual report on Form 10KSB/A for December 31, 1999).


Net loss for the six months ending June 30, 2000 increased to $661,618 compared to a loss of $574,945 for the six month period in 1999, an increase in the loss of approximately 10%. On a per share basis, basic loss per share decreased to $.09 at June 30, 2000 compared to an $.11 loss per share at June 30, 1999.


Restaurants:

Gross sales from the Company's restaurants and franchise segment increased to $944,021 in 2000 from $588,105 in 1999, or an increase of 60%. Consequently gross profits increased to $335,259 or 43%. Gross profits as a percentage of gross sales decreased to 36% in 2000 from 40% in 1999 mainly as a result of higher depreciation costs associated with the significant reconstruction costs capitalized in the latter part of fiscal 1999. The decrease was not as a result of lower prices on food products sold.

Depreciation costs decreased significantly for the period, from $84,958 in 1999 to 444,557 in 2000. As expected, depreciation costs decreased because of the restaurant closings and the transfer of much of the old restaurant equipment out of production. Interest costs increased from $7,953 to $53,988 for the six month period comparing 1999 to 2000. The increase in interest costs is due to the $495,000 in notes payable used to finance the reconstruction of the New York restaurant. Interest on the debt is at 8.25%.

The restaurant segment has net operating income of $34,116 for the six months ending June 30, 2000 as compared to a loss of $621,469 for the six months ending June 30, 1999. A significant achievement that is attributable to the implementation of management's plan to close all the unprofitable restaurants during fiscal year 1999 and to reopen new restaurants under a fast casual self service theme.

The company currently operates four restaurants. It should be noted that the segment's success is directly attributable to the results of operations of Floridino's Inc. (New York). The New York restaurant is located in lower Manhattan in New York City, New York. The restaurant was acquired in November 1998 and was closed for reconstruction in August 1999. The popularity of the restaurant has grown significantly. The gross sales of the New York restaurant accounts for approximately 70% of the segment and its net profit from operations through the six months is approximately $84,000. In fact, if not for the New York restaurant, the segment would have shown a slight operating loss for the period.

The operations of the restaurant segment include the results of the Floridino's Inc., Lakeland, and the Del Ray restaurants for the entire period. The Lake Wales opened in late May 2000.

The Company has no plans to open any additional restaurants in the foreseeable future. However, should a favorable opportunity arise, the Company will open additional restaurants according to its new self-service fast Italian theme.

During the period, the Company added no other franchisee. Revenues from franchise fees have decreased from the six month period ending June 30, 1999 compared to the six month period ending June 30, 2000. Management intends to aggressively pursue its new self service casual franchise concept in the future because it is an avenue to enhance the Company's name and brands and will lead to more business for its frozen food division. The franchise concept generally requires no initial capital expenditures on the part of the Company and is therefore a more attractive area to pursue given the Company's current financial condition.

The assets for the revenue segment have increased by approximately $348,000 at June 30, 2000 to $1,1195,005 as compared to $847,045 at June 30, 1999. The main cause of this increase were the capitalized construction costs of the New York and Lakeland restaurants. The restaurants had been closed in August and October of 1999 for reconstruction and were reopened in September and October of 1999. The restaurant equipment of the closed restaurants is still being stored at the plant and has a book value of approximately $55,000.

Frozen Foods:

The frozen foods segment finally became operational during the period after nearly a year of investing and planning. The Company's food processing plants in Winterhaven, Florida and Palm City, Florida generated sales of approximately $122,000. Management is not satisfied with these results. Initial production problems caused scheduling changes and delivery delays. This has caused a lower than anticipated frozen food orders from our customers. Management has evaluated the situation and believes that the plants must be come more automated to meet the significant demand that will be experienced if the Company can instill confidence in meeting orders on a timely basis.

Management will continue to monitor the situation through the next quarter and provide and business plan that will automate the plants in the most effective manner.

Gross profits are at 9% of gross sales, or approximately $11,000 for the period. As expected by management, the frozen food segment emphasizes a higher volume of sales but earn lower profit margins. Buyers of the Company's processed food products are fast food entities, large restaurants, school districts, and other food chains located in the southeast United States.

The frozen food segment showed a loss for the period $363,541. The plant is currently operating at about 15% capacity. Plant overhead costs average about $60,000 per month. The is currently operating at a very low capacity, and therefore overhead costs remain high per unit of production.

Management expects no significant additional expenditures to be needed in order to meet the expected demand for its products. The plants are currently operating at 10% of capacity and can undergo a significant increase in volume without the attendant increase in overhead costs.

Three months ended June 30, 2000 compared to the three months ended ended June 30, 1999:

Consolidated sales, gross profit, and net income:

During Q2 2000 the Company had combined gross sales of $532,498, compared to $205,703 for Q2 1999, an increase of 127%. Consequently, gross profits reached $180,460 for Q2 2000 as compared to $78,823 for Q2 ending June 30, 1999, an increase of 129%. Gross profits as a percent of gross sales decreased to 34% for the period as compared to 38% for the prior year. This decrease is a result of the addition of the frozen food segment, which has a lower profit margin than the restaurant segment. Management expects the consolidated gross profit percentage to continue to decrease in the future, as the frozen food segment becomes a larger part of the Company's overall business.

Overhead expenses for the quarter increased to $512,781 as compared with $340,348 incurred in Q2 1999. Some of the material increases are due to the following increases:

* Insurance costs increased approximately $40,000

* Corporate travel costs increased approximately $32,000

* Corporate payroll costs increased approximately $50,000


The majority of these increased costs are directly attributable to implementation of management's plan outlined in the annual report 10-KSB/A as of December 31, 1999.

During 1999, new management was hired and the accounting staff increased in order to meet management's goals. Travel costs increased as a result of the increase in travel by corporate management located in New York and the operations in Florida. Insurance costs increased as the number of employees increased from 25 to 55 between June 1999 and June 2000.

The Company has recognized trading gains from its stock investments of $355,625 during the period. After deducting interest costs of 170, 337, the Company recognized net loss for the quarter of $327,493, or $.05 per share as compared with $287,282 or $.05 per share, in Q2 1999.

Interest costs increase substantially in Q2 2000 compared to Q2
1999.

This increase is mainly attributable to $750,000 of convertible debentures issued during the latter part of fiscal 1999 and the recognition of $250,000 of debt discount amortization to interest expense attributable to the debentures.(see annual report on Form 10KSB/A for December 31, 1999).


Restaurants:

Gross sales from the Company's restaurants and franchise segment increased to $498,127 in Q2 2000 from $205,703 in Q2 1999, or an increase of 142%. Consequently gross profits increased to $177,570 or 131%. Gross profits as a percentage of gross sales decreased to 36% in 2000 from 37% in 1999 mainly as a result of higher depreciation costs associated with the significant reconstruction costs capitalized in the latter part of fiscal 1999. The decrease was not as a result of lower prices on food products sold.

The restaurant segment has net operating income of $103,854 for the quarter ending June 30, 2000 as compared to a loss of $340,481 for the quarter ending June 30, 1999. A significant achievement that is attributable to the implementation of management's plan to close all the unprofitable restaurants during fiscal year 1999 and to reopen new restaurants under a fast casual self service theme.

The company currently operates four restaurants. It should be noted that the segment's success is directly attributable to the results of operations of Floridino's Inc. (New York). The New York restaurant is located in lower Manhattan in New York City, New York. The restaurant was acquired in November 1998 and was closed for reconstruction in August 1999. The popularity of the restaurant has frown significantly.

The operations of the restaurant segment include the results of the Floridino's Inc., Lakeland, and the Del Ray restaurants for the entire period. The Lake Wales opened in late May 2000.

The Company has no plans to open any additional restaurants in the foreseeable future. However, should a favorable opportunity arise, the Company will open additional restaurants according to its new self-service fast Italian theme.

During the period, the Company added no other franchisee.

Frozen Foods:

Gross sales of frozen food products were $34,371 fro Q2 2000. This is down from $87,320 in Q1 2000, the initial quarter of operations. Gross profits for the quarter were $2,890 or approximately 9% of gross sales. After deducting overhead costs for the quarter, the segment showed an operating loss of $177,442. As discussed above, management is closely monitoring the reasons for this poor performance and expects to make a decision on this segment within the coming quarter.

Corporate overhead for the entity has increased to$525,425 for the six months ending June 30, 2000 as compared to $439,193 for the six months ending June 30, 1999. The corporate accounting staff has been increased in this period as compared to fiscal 1999. This accounts for most of the increases. Management has no plans to increase corporate staff in the near future.


II. Discussion of Financial Condition- Liquidity and Capital
Resources

At June 30, 2000, the company had a working capital deficit of $960,819 as compared to a working capital deficit of $549,718 at December 31, 1999. On a consolidated basis at June 30, 2000,
cash on hand was $3,273   as compared to $359,449 at December 31,
1999. Cash of approximately $29,000 was provided by operations. The Company sold two buildings in January 2000 for $410,000 and purchased approximately $375,000 in plant and restaurant equipment during the period with the proceeds of the building sales. Approximately, $20,000 in cash was acquired in the acquisition of Triton Prestige Products Inc. In early fiscal 2000. The Company used approximately $159,000 in cash to settle outstanding bank loans on the closed restaurants. In addition, the Company used approximately $223,000 to settle outstanding long term debt to individuals incurred as a result of the plant and restaurant acquisitions in prior fiscal years.

Accounts payable and accrued expenses increased to approximately
$791,000 at June 30, 2000 as compared to approximately $552,000 at December 31, 1999. The increases are the result of the current liabilities acquired in the acquisition of Triton
Prestige Products.

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

The calculation of goodwill at the date of the transaction is as follows:

Fair value of stock transferred
 (50,000 at $8 per share)                              $400,000

Less cash balance acquired                             ( 20,233)
Less fair value of assets acquired                     (196,011)

Add fair value of liabilities assumed                   157,062

                                                   --------------
               Goodwill                                $340,818
                                                   ==============

Total assets at June 30 , 2000 increased to $3,278,756 from
$3,366,377 at December 31, 1999.

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

The Company's total stockholders' equity decreased from $721,794 at December 31, 1999 to $460,176 at June 30, 2000. The decrease is the result of the combination of approximately $662,000 in net losses and the increase of $400,000 resulting from the acquisition of Triton.

During the balance of fiscal year 2000, the Company projects no significant additional capital expenditures in connection with any of the Company's restaurant or frozen food activities.

Management expects to fund its operations from current cash and investment balances of approximately $396,000. Given the current cost structure of the Company, there is a strong possibility that the Company may not be able to meet is overhead costs beyond the next fiscal year end. If the frozen food processing plant cannot generate sufficient revenues to offset its production overhead within the coming months, management plans to completely restructure of dispose of the segment.

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


FLORIDINO'S INTERNATIONAL HOLDINGS INC.
-------------------------
(Registrant)
Date: August 20, 2000

By: /s/ Nick Pirgousis
    ---------------------
    CHAIRMAN OF THE BOARD