Form 10QSB
period 2000-09-30
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2000-11-20
CIK 1044434

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       -----------------------------------------------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

       -----------------------------------------------------------------

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.

       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         FLORIDA                      59-3479186
                        ----------                   ------------
         (State or other jurisdiction              (I.R.S. Employer
          of incorporation or organization)       Identification No.)

               3560 Cypress Gardens Road
                Winter Haven, Florida                  33884
       ----------------------------------             --------
    (Address of principal executive offices)         (Zip Code)


Registrant's telephone number:            (863) 326-1006


Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes   X      No

As of September 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value
 7,245,000 issued and outstanding

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                             UNAUDITED BALANCE SHEET
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999



                                                             9/30/00        12/31/99
                                                             -------        --------
ASSETS
  Current assets:
     Cash                                                 $   118,584    $   359,449
     Accounts receivable                                       85,289              0
     Investment in marketable securities                       67,644        471,250
     Inventory                                                101,101         52,354
                                                          -----------    -----------
         Total Current Assets                                 372,618        883,053

  Property and equipment:
     Buildings & equipment                                  1,062,246      1,451,297
     Leasehold improvements                                 1,313,105        942,519
     Less accumulated depreciation                           (406,942)      (274,729)
     Land                                                     320,000        320,000

     Other assets                                              35,533         42,547
     Goodwill (net of amortization)                           328,040              0
     Organization costs (net of amortization)                       0          1,690
                                                          -----------    -----------

Total Assets                                              $ 3,024,600    $ 3,366,377
                                                          ===========    ===========

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                     $   760,406    $   490,924
     Accrued expenses                                         201,320         61,200
     Notes payable to banks                                         0        159,112
     Current portion of capital lease obligations              24,670         21,669
     Current portion of long term debt                        208,111        699,866
                                                          -----------    -----------
         Total Current Liabilities                          1,194,507      1,432,771

    Long term debt:
      Capital lease obligations                               143,850        105,889
      Long term notes and mortgages                         1,023,211        744,812
      Convertible debentures (9% payable semiannually)        737,915        361,111

  Shareholders' Equity:
     Common stock, $.001 par value; authorized
       25,000,000 shares, issued, and outstanding
       7,245,000 at September 30, 2000 and 7,707,000 at
       December 31, 1999                                  $     7,757    $     7,707
     Additional paid in capital                             3,468,359      3,068,409
     Accumulated deficit                                   (3,550,999)    (2,354,322)
                                                          -----------    -----------
        Total shareholders' equity                            (74,883)       721,794
                                                          -----------    -----------

Total Liabilities & Shareholders' Equity                  $ 3,024,600    $ 3,366,377
                                                          ===========    ===========





         Please see the accompanying notes to the financial statements.

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                    UNAUDITED STATEMENT OF FINANCIAL POSITION
               FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30TH


                                             9 mos.            9 mos.         3 mos.          3 mos.
                                             9/30/00          9/30/99        9/30/00         9/30/99
                                             -------          -------        -------         -------

Revenues:
         Food and beverage sales           $ 2,062,991     $   819,022     $ 1,022,717     $   272,761
         Franchise fee revenue                  35,033          53,065           9,595          11,221
                                           -----------     -----------    -----------     -----------

Total gross sales                            2,098,024         872,087       1,032,312         283,982

Less cost of goods sold                     (1,582,405)       (540,243)       (862,904)       (186,627)
                                            -----------     -----------    -----------     -----------

Gross profit                                   515,619         331,844         169,408          97,355

Operating expenses:
    General and administrative expenses     (1,664,385)     (1,191,324)       (466,324)       (335,366)
                                            -----------     -----------    -----------     -----------

Net loss from operations                    (1,148,766)       (859,480)       (296,916)       (238,011)

Other income (expense):
    Unrealized gain on short term              (19,852)        160,929        (80,104)        103,333
      investment
    Realized gain on short term                606,814               0         44,415               0
      investments
    Loss on sale of real estate assets         (90,236)              0               0               0
    Interest expense                          (544,637)        (16,826)       (202,454)         (5,754)
                                            -----------     -----------    -----------     -----------

Net loss before extraordinary item          (1,196,677)       (715,377)       (535,059)       (140,432)

Extraordinary item:
    Gain on retirement of debt                       0          96,415               0          96,415
    Tax effect                                       0         (32,781)              0         (32,781)
                                            -----------     -----------    -----------     -----------

Net loss before tax provision               (1,196,677)       (651,743)       (535,059)        (76,798)

Income tax provision                                 0               0               0               0
                                           -----------     -----------     -----------    -----------

Net loss                                   ($1,196,677)    ($  651,743)    ($  535,059)    ($   76,798)
                                           ===========     ===========    ===========     ===========

Net loss per common share:
Basic:

    Net loss from operations               $     (0.16)    $     (0.12)   $     (0.07)    $     (0.03)
    Gain from extraordinary items          $      0.00     $      0.01    $      0.00     $      0.01
    Net loss per share                     $     (0.16)    $     (0.11)   $     (0.07)    $     (0.02)

Weighted average of common shares:
Basic                                        7,298,700       5,827,915       7,245,000       5,310,717

         Please see the accompanying notes to the financial statements.

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                  UNAUDITED STATEMENT OF CHANGES IN CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30TH


                                                          9/30/00         9/30/99
                                                          -------         -------

Operating Activities:
  Net loss                                             ($1,196,677)    ($  651,743)
  Adjustments to reconcile net income items
    not requiring the use of cash:
       Unrealized loss on short term investment             19,852        (160,929)
       Loss on disposal of real estate assets               90,236               0
       Compensation expense                                      0          90,000
Changes in other operating assets and liabilities:
     Accounts receivable                                   (85,289)         (4,478)
     Inventory                                             (48,747)          2,548
     Short term investments                                383,754         (98,500)
     Other assets                                            7,014           5,093
     Accounts payable                                      236,512          69,557
     Accrued expenses                                      140,120         (83,059)
                                                       -----------     -----------
Net cash provided (used by) operations                      70,263        (692,422)

Investing Activities:
     Purchase of land                                            0        (320,000)
     Sale of real estate assets                            409,764               0
     Purchase and acquisition of property and
      equipment                                           (342,649)        (55,153)
                                                       -----------     -----------
Net cash provided by (used by) investing activities         67,115        (375,153)

Financing Activities:
     Payment of bank overdrafts                                  0         (19,903)
     Proceeds from issuance of convertible
       debentures                                                0         500,000
     Cash proceeds from issuance of common stock            20,233       1,346,500
     Loans payable to stockholders                               0        (152,799)
     Payment of bank loan                                 (159,112)       (184,713)
     Payment of capital leases                             (26,008)              0
     Payment of long term debt                            (213,356)       (249,532)
                                                       -----------     -----------
Net cash provided (used by) by financing activities       (378,243)      1,239,553
                                                       -----------     -----------

Net increase (decrease) in cash during the period         (240,865)        171,978

Cash balance at beginning of the period                    359,449          15,502
                                                       -----------     -----------

Cash balance at end of the period                      $   118,584     $   187,480
                                                       ===========     ===========

Supplemental disclosures of cash flow information:

     Interest paid during the period                   $    42,433     $    14,951

     Income taxes paid during the period               $         0     $         0


         Please see the accompanying notes to the financial statements.

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
             UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FROM JANUARY 1, 2000 TO SEPTEMBER 30, 2000


                                                      Common Stock            Paid in            Accumulated
                                                   Shares         Amount      Capital        Deficit        Total
                                                -----------    -----------   -----------   -----------    -----------
Balance at January 1, 2000                        7,707,000    $     7,707   $ 3,068,409   ($2,354,322)   $   721,794

Issuance of common stock in purchase
  of Triton Prestige Products                        50,000             50       399,950                      400,000

Return of common stock to treasury by officer      (512,000)                                                        0

Net loss during the period                                                                  (1,196,677)    (1,196,677)
                                                -----------    -----------   -----------   -----------    -----------

Balance at September 30, 2000                     7,245,000    $     7,757   $ 3,468,359   ($3,550,999)   ($   74,883)
                                                ===========    ===========   ===========   ===========    ===========




Please see the accompanying notes to the financial statements.

                   FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months ending September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Floridino's International Holdings, Inc. and subsidiaries (the "Company") Form 10-KSB/A for the year ended December 31, 1999.

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

Note 2: Earnings Per Share

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. The effects of the convertible promissory note which results in 227,273 common stock equivalents at September 30, 2000, have not been included in the calculation of earnings per share since their inclusion would be anti-dilutive.

Note 3: Common Stock Transactions

In February 2000, the Company issued 50,000 shares of common stock to purchase 100% of the issued and outstanding common stock of Triton Prestige Products, Inc., a privately held company specializing in Italian food processing for institutional clients. See Note 4 for further discussion.

In addition, an officer of the Company returned 512,000 shares of common stock to treasury at no cost to the Company.

Note 4: Purchase of Triton Prestige Products Inc.

In February 2000, the Company issued 50,000 shares of common stock to purchase 100% of the issued and outstanding common stock of Triton Prestige Products, Inc., a privately held company specializing in Italian food processing. Triton became a wholly owned subsidiary of the Company and its results of operations are included in the frozen food segment.

The purchase method of accounting was used to record the transaction and accordingly, the fair market value of the assets acquired and the liabilities acquired at the date of the transaction are recorded in the books and records of the Company. The difference between the fair market value of the shares given and the fair market value of the net assets acquired is recognized as goodwill. Goodwill resulting from the transaction is being amortized over a period of twenty years.

The calculation of goodwill at the date of the transaction is as follows:

Fair value of stock transferred
  (50,000 at $8 per share)                                          $  400,000
Less cash balance acquired                                             (20,233)
Less fair value of assets acquired                                    (196,011)
Add fair value of liabilities acquired                                 157,062
                                                                    ----------
          Goodwill                                                  $  340,818


Amortization of goodwill for the period is $12,781.

Note 5: Addendum to Consolidated Statement of Cash Flows

The purchase of Triton was a non-cash transaction and is not included in the consolidated statement of cash flows for the period. The details of the transaction included the following:

The issuance of common stock in the Triton purchase valued at $400,000 in exchange for $20,233 in cash, $196,011 of fixed assets, $66,970 of capital lease obligations, $57,387 accounts payable, $32,970 of long term debt, and $340,818 of goodwill.

Note 6: Closed Restaurant

During the quarter, the Company decided to close Floridino's of Delray, a restaurant located in Delray Beach, Florida.

Note 7:  Subsequent Event

In September 2000, the Board of Directors determined that it did not have the authority to issue any preferred stock. The 12,000 shares of preferred stock owned by the Company's president will be cancelled and an equal number of shares of common stock will be issued in their stead.

In November 2000, the Company negotiated a $250,000 bridge loan with a finance group in order to fund its operations. The loan is unsecured, matures in 90 days and bears interest at the rate of 15% per annum. The loan agreement provides the Company with the option to borrow an additional $750,000 with the same terms.

Note 8: Segment Information

The Company's business operations are divided into two segments, restaurants (including franchising activities) and frozen food processing. The Company's business segments are based on business units or entities that offer different products. The restaurant segment includes the results of operations of Floridino's, Inc. located in lower Manhattan, New York City, New York, and Lakeland, Inc. located in Lakeland, Florida. Frozen food processing includes the results of operations of Specialties Distributions, Inc. located in Lakeland, Florida and Triton Prestige Products located in Palm City, Florida.

The following is a summary of the Company's segment information for the nine and three months ended September 30, 2000 and September 30, 1999.

Corporate includes the transactions of the Floridino's International Holdings, Inc., the parent company, and Toho Holdings, organized in early 1999, to hold title to the real estate assets of the Company. The expenses of the Company not directly attributable to a specific segment are included in the corporate segment.

There are no differences in the reporting basis from the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.



                                     9/30/00          9/30/99          9/30/00         9/30/99

Gross Sales
   Restaurants                    $ 1,808,228      $   840,481      $   864,207      $   252,376
   Food processing                    289,796           31,606          168,105           31,606
                                  -----------      -----------      -----------      -----------
Total gross sales                 $ 2,098,024      $   872,087      $ 1,032,312      $   283,982
                                  ===========      ===========      ===========      ===========

Gross Profit
   Restaurants                    $   497,877      $   324,259      $   162,618      $    89,770
   Food processing                     17,742            7,585            6,790            7,585
                                  -----------      -----------      -----------      -----------
Total gross profit                $   515,619      $   331,844      $   169,408      $    97,355
                                  ===========      ===========      ===========      ===========


Income (loss) from operations
   Restaurants                    $   114,995      ($  262,495)     $    80,879      ($   59,331)
   Food processing                   (512,931)        (360,061)        (149,390)        (105,259)
   Corporate                         (750,830)        (236,924)        (228,405)         (73,421)
                                  -----------      -----------      -----------      -----------
Total from operations             ($1,148,766)     ($  859,480)     ($  296,916)     ($  238,011)
                                  ===========      ===========      ===========      ===========

Total Assets
   Restaurants                    $ 1,195,224      $ 1,096,126
   Food processing                  1,143,732          431,680
   Corporate                          685,644        1,136,144
                                  -----------      -----------
Total assets                      $ 3,024,600      $ 2,663,950
                                  ===========      ===========

Depreciation
   Restaurants                         83,102          125,253           38,545           40,295
   Food processing                     33,158                0           21,417                0
   Corporate                           15,953           13,836            2,307            4,612
                                  -----------      -----------      -----------      -----------
Total                             $   132,213      $   139,089      $    62,269      $    44,907
                                  ===========      ===========      ===========      ===========

Interest
   Restaurants                         76,878           11,930           22,890            3,977
   Food processing                     14,091                0            7,863                0
   Corporate                          453,668            4,897          171,701            1,778
                                  -----------      -----------      -----------      -----------
Total                             $   544,637      $    16,826      $   202,454      $     5,754
                                  ===========      ===========      ===========      ===========

ITEM 2.    Management's Discussion and Analysis of Financial Condition

Floridino's International Holdings, Inc., (the "Company"), was organized in June 1997 under the laws of the State of Florida, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Florida.

The Company, through its wholly owned subsidiaries, seeks to generate revenue through two business segments: the operation and franchising of Floridino's restaurants and the production and sale of Italian frozen foods products.

The restaurant segment currently comprises the operations of three restaurants. Floridino's, Inc. is a restaurant located in lower Manhattan, New York, New York, Floridino's Express in Lake Wales, Florida, and Floridino's of Lakeland located in Lakeland, Florida.

The goal of the Company's restaurant concept is to serve authentic Italian cuisine in a fast food environment. This format incorporates express style restaurants with customers being served at the counter for carry out or on premises dining. An upscale ambiance is incorporated into the concept to provide for a casual dining experience in a warm, relaxed setting.

The Company also franchises its concept to individuals interested in operating a business under the Floridino's name. The franchise concept of the Company operates through the Company's wholly owned subsidiary, Floridino's International, Inc., which was incorporated in September 1993. As of September 30, 2000, the Company has four (4) franchise restaurants. Two are located in Arizona, one is located in Iowa, and one is located in Florida.

The frozen food processing segment comprises the activities of the Company's two processing plants. Specialties Distributions, Inc. is located in Lakeland, Florida and Triton Prestige Products is located in Palm City, Florida. The frozen food processing segment produces calzones, pizzas and pazzo rolls for sale to restaurants, food service outlets, and institutional accounts.

This segment operates from a 6,000 square foot operating plant in Lakeland, Florida and a 9,700 square foot plant located in Palm City, Florida.

The Palm City plant (Triton) specializes in supplying various school districts in the Southeast United States with frozen food products, specifically pizza. The Lakeland plant (Specialties) seeks to market and sell its Italian frozen food products to grocery stores, convenience stores, restaurants, caterers and institutional accounts.

General Statement: Factors that may affect future results

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

To the extent possible, the following discussion will highlight the relative activities of the Company's restaurant segment and frozen food segment. In the discussion, the amounts indicated have been rounded to the nearest thousand.

Segment Reporting Disclosures:

The Company's business operations are divided into two segments: restaurants (including franchising activities) and producing Italian frozen foods. The Company's business segments are based on business units that offer different products.

I. Results of Operations

It should be noted that the Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern (see Form 10-KSB/A for the fiscal year ended December 31, 1999), because of the significant losses have been incurred in the last two fiscal years. Management has addressed these concerns as outlined in the annual report 10-KSB/A for the fiscal year ended December 31, 1999 ("Form 10-KSB/A"). However, the future success of management's plans implemented to address the going concern issue cannot be reasonably assured. In fact, the Company continues to experience significant losses through September 30, 2000.

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999:

Consolidated sales, gross profit, and net income:

During the nine months ended September 30, 2000, the Company's combined gross sales were $2,098,000, compared to $872,000 generated for the nine months ended in the same period in fiscal 1999, a 240% increase. Consequently, gross profits reached $516,000 for the period compared to $332,000 for the same period in fiscal 1999, a 55% increase. Gross profits as a percent of gross sales continued to decrease from 38% in for the period in fiscal 1999 to 24% in same period in fiscal 2000. As anticipated by management, the continued growth of food processing sales will lower the overall gross profit percentage of the firm. Historically, food processing has lower profit margins but enjoy a higher volume of sales as compared to restaurants. Currently the restaurant segment is returning approximately 26% in gross profits while food processing is returning about 6%. As the sales of the food-processing segment continue to increase, the overall gross profit percentage of gross sales will decrease. Management expects the consolidated gross profit percentage to continue to decrease in the future because the Company intends to concentrate efforts on developing the food-processing segment while maintaining the restaurant segment at its current level.

General and administrative expenses for the nine months ended September 30,2000 increased to $1,664,000 as compared to $1,191,000 for the nine months ended September 30, 1999, an increase of 40%. Below is a comparative detail of some of the general and administrative expenses for the two periods that account for the increase.

                                2000         1999      Increase
                                ----         ----      --------

Advertising                  $ 49,092     $ 29,878     $ 19,214
Amortization                   12,781            0       12,781
Corporate administration      221,987      143,310       78,677
Depreciation                    6,738            0        6,738
Insurance                      68,792       16,503       52,289
Corporate payroll             168,750       45,000      123,750
Professional fees             285,509      178,506      107,003
Corporate travel               34,206        4,107       30,099
Property taxes                 50,158       25,612       24,546
                             --------     --------     --------

Total                        $898,013     $442,916     $455,097
                             ========     ========     ========

Most of the cost increases can be attributed to the addition of corporate staff in the last quarter of fiscal 1999, which had been described in management's plan outlined in the Form 10-KSB/A. The corporate offices are located in a building owned by the Company which is located in Winter Haven, Florida. In addition, corporate offices were opened in Daytona Beach, Florida. Management is currently trying to sell the Winter Haven building and then transfer staff from this location to the Daytona office in order to attain more efficiency in the corporate structure; however, no contract for sale has yet been entered into at the date of this Report. In addition, the cost of travel between the Floridino's, Inc. in New York, New York and the corporate office in Winter Haven, Florida has increased. Management expects that this cost will now level out and should not increase significantly from its current level.

Amortization expense is the result of the Triton purchase in February 2000.

Property taxes have increased as a result of the plant and land acquisitions in the last quarter of fiscal 1999. Management has no plans to increase its real estate holdings in the future as it foresees this cost being maintained at its current levels.

As expected, general advertising costs for the Company has increased because of management's efforts to increase the Company's exposure and name recognition to the public. Management believes that this cost will be maintained at its current level.

Professional, legal and accounting fees have increased $107,000 from the same period in fiscal 1999 as a result of the Company's more rigorous reporting requirements as a public company. This includes the increased legal and accounting fees associated with its certified annual report and reporting obligations. Management expects this cost to continue to rise in the future because the Company's holdings have increased due to the Triton purchase and anticipated acquisitions.

 After deducting general and administrative costs, the Company experienced a loss from operations of $1,149,000 for the period as compared to a loss of $859,000 for the comparable period in fiscal1999, an increase in loss of 34%.

The Company recognized trading gains from common stock investments of $587,000 during the period. The stock investments are accounted as a "trading security" as defined by SFAS No. 115, Accounting for Debt and Equity Instruments, which recognizes the unrealized gains or losses from such investments as "Other income or expenses" in the statement of operations. The Company has been selling its common stock investments over the last nine months in order to fund its operations. At September 30, 2000, the market value of the common stock investments was $67,000.

In addition, the Company sold two parcels of real estate during the nine month period with a book value of $500,000 for $409,764 and, therefore, recognized a book loss on the sale of $90,236.

Interest expense increased substantially during the nine month period from $17,000 in fiscal 1999 to $545,000 in fiscal 2000. It should be noted that $388,000 of interest expense for the nine months ended September 30, 2000 is attributable to the amortization of the beneficial conversion feature recognized at the issuance of the convertible promissory note in October 1999. At issuance, the Company recognized a $750,000 increase to additional paid in capital in order to account for the favorable conversion feature that the promissory note entitled to the holder. This amount is being amortized from the issue date to October 2000 to interest expense. At September 30, 2000, $12,000 of the favorable conversion feature remains to be amortized.

Excluding the amortization of the favorable promissory note conversion feature, interest expense has increased to $157,000 for the period ended September 30, 2000 as compared to the same period $17,000 in fiscal 1999. Interest expense has increased as a result of the following:

       _ The Company signed notes payable of approximately $495,000 at 8.25% interest in the third and fourth quarters of fiscal 1999 in order to reconstruct the New York restaurant.

       _ In November 1999, the Company borrowed $500,000 from a finance company with interest payable at 9% and $130,000 at 10% interest in order to purchase the Lakeland plant and the property adjacent to the plant.

       _ The Company currently owns $296,000 of equipment that was acquired by entering into capital leases for such equipment which is used in the ordinary course of business. The interest rates on the capital leases range from 17% to 27% per annum.

See "Liquidity and Capital Resources" for further discussion on the debt of the Company.

Net loss for the nine months ended September 30, 2000 increased to $1,197,000 compared to a loss of $652,000 for the nine month period ended September 30, 1999. On a per share basis, loss per share increased to $.16 from $.11 per share, an increase in the loss of 36%.

Restaurants:

During the nine month period ended September 30, 2000, the Company had four restaurants effectively operating; Floridino's, Inc., Lakeland, and Express. The fourth restaurant, located in Delray Beach, Florida, had been opened in late December 1999 but was closed in July 2000 because it had not met initial expectations. For the nine month period, Delray's gross sales were $79,000 and its operating losses were $132,000.

For the nine months ended September 30, 1999, the Company had six restaurants operating. Four of these six restaurants were in the process of being closed because they were unprofitable and did not fit in with management's plans to present a casual, fast Italian, self-service dining experience. In analyzing the results of operations for the restaurant segment, the following data of the closed restaurants for the nine month period ended September 30, 1999.


Gross sales                                           $396,442
Gross profits                                         $261,167
General overhead                                      $328,329
Net Loss                                              $(67,162)



Gross sales from the Company's restaurants and franchise segment increased to $1,808,000 for the nine months ended September 30, 2000 from $840,000 in the comparable period in fiscal 1999, or an increase of 115%. Gross profits increased to $498,000 or 53%, from $324,000. Gross profits as a percentage of gross sales decreased to 28% in the period in fiscal 2000 from 39% in the comparable period in fiscal 1999. This significant decline in the gross profit percentage is due to management's decision to convert to a casual, fast self-service type restaurant from a more traditional restaurant which was management's intent as outlined in management's plan disclosed in the Form 10-SB/A as of September 30, 1999.

As expected, the conversion has caused the restaurant's gross profits to fall since the self- service restaurant has lower margins than the traditional restaurant. The self-service restaurant emphasizes speed of service at a lower cost while the traditional restaurant will emphasize ambience and higher priced dishes with more services. The traditional restaurant also includes a bar service, which is historically a higher margined item.

The overhead costs of the restaurant segment were $383,000 for Q3 2000 as compared to $587,000 for Q3 1999, a decrease of 35%. A decrease attributable to closing the unprofitable traditional style restaurants as discussed above. As a result, the restaurant segment has generated profit for the period of $115,000 as compared to a loss of $262,000 for the similar period in fiscal 1999.

Depreciation costs for the restaurant segment has significantly decreased to $83,000 for the nine months ended September 30, 2000 from $125,000 in the same period in fiscal 1999. The decrease is attributed to the closing of the unprofitable restaurants. The assets were transferred to storage or to surviving restaurants. Interest costs; however, increased to $77,000 from $12,000. The increase is mostly due to the reconstruction of the New York restaurant in August 1999. The Company signed promissory notes of approximately $495,000 at interest of 8.25% to finance the reconstruction.

During the period, the Company added no other franchisees. Franchise fees have decreased 34% for the nine month period ended September 30, 2000 compared to the same period in fiscal 1999. Management intends to aggressively pursue its new self- service casual franchise is expected to lead to more business for its frozen food division. The franchise concept generally requires no initial capital expenditures on the part of the Company and is therefore a more attractive area to pursue given the Company's current financial condition. However, the efforts have not been successful to date. Management intends to reevaluate its franchise arrangement in order to determine if changes can be made to make the agreement more attractive to potential franchisees.

In spite of closing four restaurants in the nine month period ended September 30, 1999, the assets attributed to the restaurant segment have increased approximately $99,000 to $1,195,000 at September 30, 2000. Most of the increase can be attributed to the cost of reconstructing the Lakeland restaurant in October 1999. The cost of the improvements approximated $66,000.

The Company has no current plans to open additional restaurants nor are there any current plans for capital expenditures to be made on behalf of the restaurant segment.

Frozen Foods:

The frozen foods segment became operational during the fourth quarter of fiscal 1999 and began receiving orders in the first quarter of fiscal 2000. The Company's food processing plants in Lakeland, Florida and Palm City, Florida generated sales of approximately $290,000 for the nine month period as compared to $32,000 generated for the same period in fiscal 1999 Sales generated in fiscal 1999 were the result of a test sales period and the Company did not begin receiving actual orders for its frozen food products until the first quarter of fiscal 2000.

The segment's gross profits as a percent of gross sales were 6.12% for the nine month period ended September 30, 2000. The frozen food segment produces frozen pizzas, calzones, and pazza rolls for institutional accounts such as schools, food service entities, and Italian restaurant chains. The food processing business has higher volumes of product sold at lower price markups when compared to the restaurant business. Buyers of the Company's processed food products are fast food entities, large restaurants, school districts, and other food chains located in the southeast United States.

Overhead costs for the segment are $531,000 for the period as compared to $368,000 for the same period in fiscal 1999; however, it is difficult to make a fair comparison to last year. Currently, the Lakeland plant is operating at about 10% capacity and the Triton plant is operating at 20% capacity. The overhead cost of Triton, which was purchased in February 2000, is $158,000 for the period.

The fixed assets of the segment increased to $1,144,000 from $432,000 at September 30,1999. The increase of the assets of the segment is mainly attributable to the assets acquired in the purchase of Triton and the recognition of goodwill as a result of this purchase. Management has no plans for capital expenditures for this segment in the foreseeable future except as discussed below.

The frozen food segment showed a loss for the period of $513,000. However, management believes that a significant increase in plant capacity can be attained without a significant increase in overhead and is unsatisfied with the results of the segment to date. During the quarter, management decided to terminate the Company's consulting agreement with the Ephraim Group. Ephraim had been engaged to oversee the design and construction of the Lakeland plant. In addition, the Ephraim Group was responsible for the ongoing management of the plant and the marketing of the plant's frozen food products. It was management's belief that the sales volume of the Lakeland plant was not progressing at expected rates and concluded that the operations of the plant could be more efficient.

The management of the plant is now under the direct control of corporate management, reporting directly to the Company's Chief Executive Officer. Sales results will be reviewed on a weekly basis and all costs attendant with the Lakeland plant will be reviewed in order to achieve optimum use of the plant.

Management is cautious about the future profitability of this segment. Management plans to increase the gross profit percentage to 26%, which they believe is achievable based upon their experience and analysis and by comparison to food processing entities that are similar to the segment. Management believes that the plant's current gross margin percentage reflects the current inefficiency of operating at less than 25% of capacity but staffing labor that is consistent with 75% of capacity. Management intends to aggressively cut the segment's labor costs and thereby achieve greater production efficiencies. Currently, the Lakeland plant's overhead averages $60,000 per month. Management believes that overhead can be reduced to $40,000 per month. Based upon these goals, management estimates gross break even sales dollars to be $154,000 per month.

Management plans to generate sales for its frozen Italian food products by purchasing strategically situated private food service companies within the United States. It is expected that such entities would have an expanded customer base but do not currently offer an Italian food product line. If a purchase or purchases can be achieved, management intends to introduce its Italian frozen food products to these newly acquired businesses for sale to its current customer base. This would enable the Company to expand its frozen food product sales quickly as opposed to a slow growth of a customer base. Management cannot estimate at this time the amount of sales of its Italian frozen food products that could be achieved under this plan. It cannot guarantee the success of its plans for this segment at this time.

Management expects to purchase these food service entities by offering cash and shares in the Company. In order to fund its planned acquisition, management has entered into an agreement with an investment banker to assist in obtaining the funding necessary for such acquisitions. Towards this end, management has performed a due diligence audit of various food service companies located in the United States and has presented this investment banker with a business plan. The business model presented assumes the purchase of these entities and the resulting synergies that could be achieved. Examples of such synergies are efficient use of plant capacities, transportation synergies, increased sales, and reduced product costs.

At this time it cannot be guaranteed that such financing would be forthcoming or that any of the Company's due diligence audits to date will result in definitive agreements with any of these or other food service companies. In November 2000, the Company received a bridge loan of $250,000, with an option to borrow an additional $750,000 from a finance group in order to fund its operations while the Company continues to negotiate for financing of its plans as discussed above. The loan is unsecured, matures in three months and bears interest of 15% per annum.

Three months ended September 30, 2000 compared to the three months ended September 30, 1999:

Consolidated sales, gross profit, and net income:

During the quarter ended September 30, 2000 the Company had combined gross sales of $1,032,000 compared to $284,000 for the comparable period in fiscal1999, an increase of 264%. Consequently, gross profits reached $169,000 for the quarter as compared to $97,000 for the quarter ended September 30, 1999, an increase of 74%. Gross profits as a percent of gross sales decreased to 16.4% for quarterly period as compared to 34.4% for same quarter in fiscal 1999. This decrease is a result of the addition of the frozen food segment, which has a lower profit margin than the restaurant segment. Management expects the consolidated gross profit percentage to continue to decrease in the future, as the frozen food segment becomes a larger part of the Company's overall product mix.

Overhead expenses for the quarter increased to $466,000 as compared with $335,000 incurred in the same period in fiscal1999. Some of the material increases are due to the following:

                                    2000        1999       Increase
                                    ----        ----       --------

Advertising                      $ 16,364     $  6,375     $  9,989
Amortization                        4,260            0        4,260
Corporate administration           12,756        1,238       11,518
Corporate payroll & benefits       33,000       10,170       22,830
Office rent                         9,900            0        9,900
Professional fees                  17,703          572       17,131
Taxes                              14,193        1,114       13,079
Corporate travel                    7,500        1,575        5,925
                                 --------     --------     --------

Total                            $115,676     $ 21,043     $ 94,633
                                 ========     ========     ========

Most of the cost increases can be attributed to the addition of corporate staff in the last quarter of fiscal 1999, which had been outlined in management's plan in its Form 10-KSB/A. The corporate offices are located in a building owned by the Company which is located in Winter Haven, Florida. In addition, corporate offices were opened in Daytona Beach, Florida. Management is currently trying to sell the Winter Haven building and transfer staff from this location to the Daytona office in order to attain more efficiency in the corporate structure; however no contract for sale has yet been entered into at the date of this Report. In addition, the cost of travel between the Floridino's, Inc. in New York, New York and the corporate office in Winter Haven, Florida has increased. Management expects that this cost will now level out and should not increase significantly from its current level.

Amortization expense is the result of the Triton purchase in February 2000.

Property taxes have increased as a result of the plant and land acquisitions in the last quarter of fiscal year 1999. Management has no plans to increase its real estate holdings in the future as it foresees this cost being maintained at its current levels.

As expected, general advertising costs for the Company has increased because of management's efforts to increase the Company's exposure and name recognition to the public. Management believes that this cost will be maintained at its current level.

Professional, legal and accounting fees have increased over last year's level as a result of the Company's more rigorous reporting requirements as a public company. This includes the increased legal and accounting fees associated with its certified annual report and reporting obligations. Management expects this cost to continue to rise in the future because the Company's holdings have increased due to the Triton purchase and anticipated acquisitions.

 After deducting general and administrative costs, the Company experienced a loss from operations for the quarter of $297,000 as compared to a loss of $238,000 for the comparable quarter in fiscal1999.

The Company recognized trading losses from common stock investments of $36,000 during the period.

Interest expense increased substantially during the three month period from $6,000 in fiscal 1999 to $202,000 in the third quarter of fiscal 2000. It should be noted that $125,000 of interest expense for the quarter ended September 30, 2000 is attributable to the amortization of the beneficial conversion feature recognized at the issuance of the convertible promissory note in October 1999.

Net loss for the quarter ended September 30, 2000 increased to $535,000 compared to a loss of $77,000 for the comparable period ended September 30, 1999. On a per share basis, loss per share increased to $.07 from $.02 per share.

Restaurants:

Gross sales from the Company's restaurants and franchise segment increased to $864,000 in the quarter ended September 30, 2000 from $252,000 in the comparable period in fiscal 1999, or an increase of 243%. Consequently gross profits increased to $163,000 for the period, or 81% higher than the sales level for the same period in fiscal 1999. The increase in sales revenue is the result of higher sales volumes achieved and not by an increase in the prices of products sold by the Company.

Gross profits as a percentage of gross sales decreased to 23% in the three month period ended September 30, 2000 from 36% in the comparable period in fiscal1999. As expected, the gross profits earned from restaurant sales shows a decrease because of management's efforts to emphasize higher volume fast, casual, self-service style restaurants which have lower markups than the more traditional type of restaurant that the Company was involved with in the past.

The restaurant segment recognized net operating income of $81,000 for the quarter as compared to a loss of $59,000 for the quarter ended September 30, 1999. This represents a significant achievement which is attributable to the implementation of management's plan to close the unprofitable restaurants during fiscal 1999 and to re-open its new restaurants under the "fast, casual self service" theme.

The Company has no plans to open any additional restaurants in the foreseeable future. However, should a favorable opportunity arise, the Company will open additional restaurants according to its new self-service fast Italian theme. This would require a smaller initial investment because the reconstruction costs are lower and they are cheaper to operate because of the lower salary costs involved with the self-service theme.

During the quarter, the Company added no other franchisees.

Frozen Foods Processing:

Gross sales of frozen food products were $168,000 for the three month period ended September 30, 2000 as compared with gross sales for the segment in the same period in fiscal 1999 that were $32,000. Gross profits for the quarter were $7,000 compared to $8,000 in the same period in fiscal1999. The sales and cost of sales for the1999 quarterly period represent test sales. The segment began to receive actual sales orders in the first quarter of fiscal 2000; however, the frozen food segment showed a loss for the period of $513,000. Gross profit as a percent of sales has dropped to about 4% during the third quarter for the segment. Management has attributed this drop to the inefficiencies resulting from low sales for the segment and the high level of labor costs maintained at the plant. The lack of sales volume has resulted in a higher per unit cost, hence the inefficiency.

Management has addressed this problem by terminating the Company's consulting agreement with the Ephraim Group. Ephraim had been engaged to oversee the design and construction of the Lakeland plant. In addition, the Ephraim Group was responsible for the ongoing management of the plant and the marketing of the plant's frozen food products. It was management's belief that the sales volume of the Lakeland plant was not progressing at expected rates and concluded that the operations of the plant could be more efficient. Management believes that a significant increase in plant capacity can be attained without a significant increase in overhead and is unsatisfied with the results of the segment to date. The management of the plant is now under the direct control of corporate management, reporting directly to the Chief Executive Officer. Sales results will be reviewed on a weekly basis and all costs attendant with the Lakeland plant will be reviewed in order to achieve optimum use of the plant.

Based upon the experience of management and its estimations, management expects the gross percentage for the segment to be 26% and that the monthly overhead cost to be approximately $40,000. This would translate into break even gross sales on a monthly basis to be approximately $154,000 which is a sales level that management believes can be achieved with a more aggressive sales approach. Management intends to increase the gross profit percentage by cutting the segment's labor costs to a level that is more consistent with its current operating capacity.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At September 30, 2000, the Company had a working capital deficit of $822,000 as compared to a working capital deficit of $550,000 at December 31,1999.

On a consolidated basis at September 30, 2000, cash on hand was $119,000. The cash balance at December 31, 1999 was $359,000. During the nine month period ended September 30, 2000, the Company's operations provided cash of $70,0000. In addition, the Company sold two buildings for $410,000 and spent $171,000 on leasehold improvements, $19,000 for furniture, and $152,000 for restaurant equipment. Some of the restaurant equipment from the closed Delray restaurant has been transferred to the Lakeland and Express restaurants. The remaining equipment will be held in storage.

The Company acquired $20,000 in cash when it purchased Triton Prestige in February 2000. The Company satisfied $159,000 of outstanding debt during the period. In addition, $26,000 was spent on the capital leases outstanding and $213,000 was used to satisfy the mortgages on the buildings sold and other long-term debt.

Account receivables are the amounts due for frozen food product shipped as of September 30, 2000. Currently, the balance is $85,000 compared to a zero balance at the beginning of the 2000 fiscal year. The Company recognizes the sale when the frozen food product is delivered to the buyer. Normally, the buyer is invoiced at the point of shipment. Payment terms normally allow for 30 days. Management expects the account receivables to continually increase as the volume of its frozen food processing increases and believes that the receivables outstanding are collectible.

Investments in marketable securities were $68,000 at September 30, 2000 as compared to $471,000 at the beginning of the fiscal year. The Company has been liquidating its common stock holdings and using the funds to finance its operations for the nine month period. For the nine months ended September 30, 2000, the Company had realized and unrealized gains from its stock holdings of $587,000.

Inventory balances have increased from $52,000 to $101,000 at September 30, 2000. The volume of products ordered by the Company's customer base is sporadic and requires the Company to hold higher inventory balances in order to satisfy its current inventory model. Management believes that inventory balances will continue to rise as the level of activity of the frozen foods segment rises.

During the period, the Company sold two buildings for $410,000. In addition, the Company spent $171,000 for leasehold improvements and $171,000 for furniture and equipment during the period.

In February 2000, the Company issued 50,000 shares of common stock to purchase 100% of the issued and outstanding common stock of Triton Prestige Products, Inc., a privately held company specializing in Italian food processing. Triton became a wholly owned subsidiary of the Company and its results of operations are included in the frozen food segment. The purchase method of accounting was used to record the transaction and accordingly, the fair market value of the assets acquired and the liabilities assumed at the date of the transaction are recorded in the books and records of the Company. The difference between the fair market value of the shares given and the fair market value net assets acquired is recognized as goodwill. As a result, the Company has recognized $328,000 of goodwill net of amortization at September 30, 2000.

Total assets at September 30, 2000 decreased to $3,024,000 from $3,366,000 at December 31, 1999.

Accounts payable balances have increased to $663,000 at September 30, 2000 as compared $491,000 at December 31, 1999. The increase is mostly the result of the increased business activities of the frozen food segment. Normally, raw materials and food products needed to manufacture product is purchased with terms allowing for payment of between 10 and 30 days. The Company's largest supplier of raw materials currently has extended 21-day terms to the Company. Approximately $25,000 of accounts payable is attributable to the restaurants that were closed in fiscal 1999. The Company is currently trying to negotiate a favorable settlement with these vendors.

Accrued expenses increased from $61,000 at the beginning of the 2000 fiscal year to $298,000 at September 30, 2000. The increase in the balance can be attributed mainly to accrued interest expense on the increased borrowings of the Company as of September 30, 2000.

The current portion of long-term debt has decreased approximately $491,000 at September 30, 2000. Most of the decrease is explained as follows. At December 31, 1999, the current portion of long-term debt included $258,000 due October 2000 and January 2000 at 8.25% interest payable to companies owned wholly or in part by the Chairman of the Board. In January 2000, the Company negotiated the extension of the maturity date of the note coming due that month to October 2000. The notes were issued to finance the cost of reconstructing the restaurant located in New York City, New York. In addition, in order to finance the costs of reconstruction of the New York restaurant, the current portion of long-term debt at December 31, 1999 includes a promissory note of $237,000 due in October 2000 at 8.25% interest. The notes are payable to the general contractor in charge of performing the reconstruction of the New York restaurant.

During the quarter, the Company negotiated an extension of the maturity dates of these promissory notes from October 2000 to January 2002. The promissory notes have therefore been classified as long-term debt at September 30, 2000 from current portion of long-term debt.

Below is a detail of the assets of the Company that have been pledged to secure mortgages and capital leases at September 30, 2000:


        Asset                      Book Value      Pledged      Unpledged

Plant, building & land               662,121       564,115        98,006
Restaurant and other equipment       524,227       159,024       365,203
Lease Improvements                 1,063,301       132,516       930,785
Vehicle                               11,872         9,496         2,376
Furniture                             26,888             0        26,888

Net Assets                         2,288,409       865,151     1,423,258

The Company's total stockholders' equity decreased from $722,000 at December 31, 1999 to a deficit of $75,000 at September 30, 2000. The decrease is the result of the combination of approximately $1,197,000 in net losses for the period and the increase of $400,000 resulting from the acquisition of Triton Prestige Products in February 2000.

In September 2000, the Board of Directors determined that it did not have the authority to issue any preferred stock. The 12,000 shares of preferred stock owned by the Company's president will be cancelled and an equal number of shares of common stock will be issued in their stead.

During the balance of fiscal year 2000, the Company projects no significant additional expenditures in connection with any of the Company's restaurant or frozen food activities. However, if management were successful in achieving the financing need to implement its plans for expansion, capital expenditures planned would be significant.

Management expects to fund its operations from the bridge loan it has received in November 2000. This loan is expected to sustain the Company's operations until the terms for additional financing can be determined., as to which no assurances can be given The Company is also considering a private placement of its capital stock in order to raise capital to sustain its operations until profitability can be achieved. In the event that the Company is unable to secure adequate financing to fund its operations beyond the bridge loan, either through loans, other funding sources or the sale of its debt or equity securities, its business, operations and financial condition may be adversely affected in a material manner.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on July 21,2000 to elect directors to serve on its Board of Directors and to ratify the appointment of its auditors, Berkovits & Company, P.A., as the Company's auditors for the fiscal year ending December 31, 2000.

Item 5.   Other information

None.


Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

27       Financial Data Schedule

Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2000               Floridino's International Holdings, Inc.

                                      By: /s/ Nick Pirgousis
                                          ---------------------
                                          Chairman of the Board