Form 10QSB/A
period 1999-09-30
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2001-01-10
CIK 1044434

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
   ---------------------------------------------------------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999
   ---------------------------------------------------------------------------
                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
   ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                     59-3479186
        ------------                               -----------------
  (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)               Identification No.)

      3560 Cypress Gardens Road
        Winter Haven, Florida                             33884
 ----------------------------------                    ----------
(Address of principal executive offices)                (Zip Code)

                          Registrant's telephone number
   ---------------------------------------------------------------------------
                                 (863) 326-1006

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X      No

As of September 30, 2000, there were 7,707,000 shares of the Registrant's common stock issued and outstanding:

25,000,000 shares authorized, $.001 par value  7,707,000 issued and outstanding

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements............................................................
             Unaudited Consolidated Balance Sheet...................................................  3
             Unaudited Consolidated Statement of Operations.........................................  5
             Unaudited Consolidated Statement of Cash Flows.........................................  7
             Unaudited Consolidated Statement of Changes in Stockholders' Equity....................  9
             Notes to the Financial Statements...................................................... 10

Item 2.   Management's Discussion And Analysis or Plan of Operations................................ 19

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................... 28

Item 2.   Changes in Securities..................................................................... 28

Item 3.   Defaults upon Senior Securities........................................................... 28

Item 4.   Submission of Matters to a Vote of  Security Holders ..................................... 28

Item 5.   Other information......................................................................... 28

Item 6.   Exhibits and Reports on Form 8-K ......................................................... 28

SIGNATURE .......................................................................................... 29

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   As Restated
                                   -----------


                                                  9/30/99             12/31/98
                                                -----------         -----------
 ASSETS
 Current Assets
   Cash                                         $   187,480         $    15,502
   Investment in marketable securities              259,429                   0
   Royalties receivable                              16,304              11,826
   Inventory                                         12,535              15,083
                                                -----------         -----------
   Total Current Assets                             475,748              42,411


 Property and Equipment:
   Equipment                                      1,403,748             402,191
   Leasehold Improvements                           735,116             323,077
   Less accumulated Depreciation                   (348,691)           (213,246)
   Land                                             320,000                   0
   Organization costs (net of
       amortization)                                  3,215               6,859
   Other Assets                                      74,814              79,906
                                                -----------         -----------
          TOTAL ASSETS                          $ 2,663,950         $   641,198
                                                ===========         ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdrafts                               $         0         $    19,903
Accounts payable and accrued expenses               380,113             310,555
  Accrued Payroll and related expenses               10,931              93,989
  Loans payable - stockholder                             0             152,799
   Current portion of lease obligations              93,917               6,490
   Current portion of long term debt                268,920             313,728

                                                -----------         -----------
 Total Current Liabilities                          753,881             897,464


Long term debt:
 Lease Obligations                                  139,498              42,710
 Long term notes and mortgages                      606,374              71,584
 Convertible promissory note
         payable (net)                              166,666                   0
                                                -----------         -----------
TOTAL LIABILITIES                                 1,666,419           1,011,758

STOCKHOLDERS' EQUITY
Common stock, par value $.001;
 25,000,000 shares authorized,
 7,707,000 shares issued and
 outstanding at September 30, 1999 and
 4,259,000 at December 31, 1998                       7,707               4,959
 Additional Paid- in Capital                      2,901,743             884,657
Accumulated Deficit                              (1,911,919)         (1,260,176)
                                                -----------         -----------
 Total Stockholders' Equity                         997,531            (370,560)
                                                -----------         -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $ 2,663,950         $   641,198
                                                ===========         ===========




  The accompanying notes are an integral part of these financial statements.

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                   NINE MONTHS ENDED SEPTEMBER 30,1999 & 1998
                                   As Restated

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                                    1999                1998
                                                -----------         -----------
REVENUES
  Food/Beverage Sales                           $   819,022         $ 1,277,397
  Franchise Fees                                     24,122              59,500
  Royalty Fees                                       28,943              27,154
                                                -----------         -----------
  Total Revenues                                    872,087           1,364,051

  Costs of goods sold                              (540,243)           (819,128)
                                                -----------         -----------
  Gross Profits                                     331,844             544,923


OPERATING EXPENSES:
  Selling, general
    and administrative                           (1,191,324)         (1,049,129)
                                                -----------         -----------

Loss from
   Operations                                      (859,480)           (504,206)

OTHER INCOME (EXPENSE):
  Unrealized gain on
    short term invest                               160,929                   0
  Interest Expense                                  (16,826)            (11,926)
                                                -----------         -----------
Net loss before
Extraordinary item and
Income tax provision                               (715,377)           (516,132)

Provision for Income taxes                                0                   0
                                                -----------         -----------

Income(loss) before extraordinary item             (715,377)           (516,132)
                                                -----------         -----------

EXTRAORDINARY ITEM:
  Gain or early
  extinguishment of debt                             96,415                   0

Less tax effect                                     (32,781)                  0
                                                -----------         -----------
                                                     63,634                   0
                                                -----------         -----------

NET LOSS                                        $  (651,743)        $  (516,132)
                                                ===========         ===========


NET LOSS PER SHARE:
 Basic:
  Loss from
    continuing operations                       $      (.12)        $     (0.20)
  Gain from
    extraordinary items                                0.01                0.00
                                                -----------         -----------
Net loss per share                              $      (.11)        $     (0.20)
                                                ===========         ===========
Weighted average shares
   outstanding                                    5,827,915           2,618,000
                                                ===========         ===========


  The accompanying notes are an integral part of these financial statements.

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED SEPTEMBER 30TH
                                  As Restated

                                                         September 30,
                                                   1999                 1998
                                                -------------------------------

  CASH FLOWS FROM
  OPERATING ACTIVITIES:
    Net Loss                                   $  (651,743)        $  (516,132)

    Adjustments to reconcile net
      loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                139,088              72,203
      Compensation expense paid by
        issuing common stock                        90,000                   0
      Unrealized gain on short
        term investment                           (160,929)                  0
   Changes in other assets and
    liabilities:
     Royalties receivable                           (4,478)              7,595
     Inventory                                       2,548              18,536
     Short term investments                        (98,500)                  0
     Other assets                                    5,092              (7,409)
     Deferred franchise fee revenue                      0             (59,500)
     Accounts payable and accrued exp.              69,558               5,850
     Accrued payroll and related exp.              (83,058)             38,033
                                               -----------         -----------
   Net cash used by operations                    (692,422)           (440,824)

  CASH FLOW FROM
  INVESTING ACTIVITIES:
   Purchase of land                               (320,000)                  0
   Purchase and acquisition of property
    and equipment                                  (55,153)            (26,174)
                                               -----------         -----------

Net cash used by
    investing activities                          (375,153)            (26,174)
                                               -----------         -----------

  CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Proceeds from issuance of convertible
    promissory note                                500,000             300,000
   Proceeds from promissory note                   500,000
                                               -----------         -----------
   attributed to the conversion feature
   Decrease (increase) in loans payable                  0                   0
      to stockholders                             (152,799)             44,861
   Payment of bank overdrafts                      (19,903)             (1,144)
   Increase of common stock upon exercise
     of warrants                                   346,500             200,000
   Issuance of common stock through
     secondary offering                          1,000,000                   0
     Payment of short-term debt                   (184,713)           (329,364)
     Long-term debt (paid) received               (249,532)            572,191
                                               -----------         -----------
  Net cash provided by (used by)
  financing activities                           1,239,553             486,544

  NET INCREASE IN CASH                             171,978              19,546

  CASH AT BEGINNING OF YEAR                         15,502                   0
                                               -----------         -----------
  CASH AT END OF THE PERIOD                    $   187,480         $    19,546
                                               ===========         ===========

  SUPPLEMENTAL DISCLOSURES:
   Interest paid during the period            $     14,951         $    11,926
   Income taxes paid during the period        $          0         $         0




  The accompanying notes are an integral part of these financial statements.

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FROM DECEMBER 31, 1998 THROUGH SEPTEMBER 30, 1999
                                   As Restated
                                  ------------

                                          Common Stock                                       Paid in             Retained
                                    Shares            Amount                                 Capital             Deficit
                                    ------            ------                                 -------             -------
Bal. 12/31/98                     4,959,000        $     4,959                            $   884,657         ($1,260,176)


Issuance of
Stock upon
Exercise of
Warrants                            558,000                558                                345,942

Issuance of
Stock for
Compensation                        140,000                140                                 89,860

Issuance of
Common Stock                      2,000,000              2,000                                998,000

Issuance of common
stock for real estate                50,000                 50                                249,950

Proceeds of
promissory note
attributable
to conversion
feature                                                                                       333,334

Net loss
                                         --                 --                 --                  --            (651,743)
Bal. 9/30/99                      =========        ===========         ==========         ===========         ===========
                                  7,707,000        $     7,707                            $ 2,901,743         $(1,911,919)


Total stockholders' equity is $997,531

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1999


Note 1 -  Nature of Operations

Floridino's International Holdings, Inc. (the "Company") was incorporated on June 25, 1997 in the State of Florida to develop, own, operate, and franchise family style Italian restaurants. The consolidated statements of the Company include the following subsidiary companies:

Floridino's Pizza Etc., Inc.- a restaurant located in Winter Haven, Florida that was closed in September 1999.

Hard Ball Cafe, Inc.- a restaurant located in Winter Haven, Florida that was closed in April 1999.

Floridino's Home of the Calzone, Inc.- a restaurant located in Lakeland, Florida that was closed in May 1999.

Floridino's International, Inc.- a restaurant franchiser located in Winter Haven, Florida.

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

Floridino's, Inc.- a restaurant located in New York, New York, formerly Zoop Soups, Inc. This restaurant was reopened in 1999 after a period of reconstruction.

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

Investment in Marketable Securities- Investment in marketable securities represents the purchase of shares of a NASDAQ listed stock valued at the market at September 30, 1999. The unrealized gain on this investment is recorded in "Other Income" in the statement of operations. As per Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies this investment as a "trading security" and accordingly, the investment is recorded at fair market value at September 30, 1999.

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

Extraordinary items- During the nine months ended September 30, 1999, the Company extinguished certain long-term debt. The difference between the carrying value of this debt and the settlement amount of the debt at the date of extinguishment is recognized as an extraordinary item in the consolidated statement of operations as a "gain on early extinguishment of debt".

Fair Values of Financial Instruments- The carrying amounts of all cash, accounts receivables, short term investments, inventories, accounts payable, and other obligations reported in the statement of financial position are estimated by management to approximate fair value.

Organization Costs - Organization costs consist of costs that were incurred during the formation of the Company and are being amortized over a period of sixty months.

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

Sales of frozen foods are recorded when the goods are delivered. Cost of sales of frozen foods are recorded using the absorption cost method and are recorded at the time when the corresponding goods have been recorded as sold.

Note 3- Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assumes the continuity of the Company as a going concern. However, during the nine months ended September 30, 1999 and 1998, the Company experienced, and continues to experience, certain going concern and liquidity problems. The Company has incurred net losses of $651,743 and $516,132 for the nine months ended September 30, 1999 and 1998, respectively. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to this matter is as follows:

The Company, through a plan formalized in fiscal year 1998, closed the restaurant segment that had proven to be unprofitable. The Company had planned to develop a new restaurant segment under new management with more emphasis on a "fast food/self-service" theme.

In addition, during the nine months ended September 30, 1999, the Company raised proceeds of approximately $1.85 million dollars through a Regulation D, Rule 505 offering, the exercise of common stock warrants, and a convertible promissory note offering. These funds were and are being used to satisfy the Company's debt, reconstruct and improve current restaurant space and to complete the construction and purchase of its food manufacturing plant and adjacent land.

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

                 Floridino's Pizza Etc., Inc.
                 Hard Ball Cafe, Inc.
                 Floridino's Home of the Calzone, Inc.
                 Floridino's of Bartow, Inc.


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

Note 6- Commitments and Contingencies:

The Company leases office space under operating leases. At September 30, 1999, total future minimum lease payments under these operating leases are as follows:

September 30th,
            2000                                            $109,058
            2001                                              90,278
            2002                                              58,200
            2003                                              30,000
            2004                                              32,500
            Thereafter                                       165,000
                                                            --------
            Total future minimum
            lease payments                                  $485,036
                                                            ========

Note 7- Common Stock Transactions

During the nine months ended September 30, 1999, the balance of warrants outstanding from an offering completed in July 1997 were exercised or expired. During the period, 558,000 warrants were exercised resulting in net proceeds to the Company of $346,500 and the issuance of 558,000 shares of common stock. The balance of the outstanding warrants (63,000) expired on March 31, 1999. The exercise period of the warrants had been extended to March 31, 1999 and the exercise price was lowered to $.50 by management.

In August 1999, the Company issued 40,000 shares of common stock to a director of the Company for consulting services (See Note 11 for further discussion).

In August 1999, the Company issued 100,000 shares of common stock in return for services rendered by consultant. (see Note 11 for further discussion).

In July 1999, the Company completed a Regulation D, Rule 505 offering resulting in net proceeds to the Company of $1,000,0000 and the issuance of 2,000,000 shares of common stock

In May 1999, the Company issued 50,000 shares of preferred stock to an officer of the Company in exchange for real estate transferred to the Company. The fair market value of the real estate at the date of the transaction was $639,000 and mortgages and liens on the properties assumed were $389,000. It was subsequently determined that the Company's articles precluded the issuance of preferred stock and they were subsequently cancelled by the Company. An equal number of shares of common stock, less 12,000 shares previously returned to the Company will be issued in their stead.

Note 8- Convertible Promissory Note

In September 1999, the Company received net proceeds of $500,000 and in October 1999 additional net proceeds of $250,000 from the sale of a $750,000 convertible promissory note to one investor resulting in the issuance of one convertible promissory note for $750,000. The promissory note is convertible into common stock within one year of purchase at a 40% discount from the preceding five day average of the prevailing market price of the common stock at the time of conversion. As a result, $333,334 has been recognized as a beneficial conversion feature and is recorded as "debt discount" included in convertible debt payable. The debt discount is being amortized over a period of one year using the effective interest method.

The promissory note is payable September 30, 2001 with interest computed at 9.0% payable semi-annually.

Note 9- Convertible Preferred Stock

In May 1999, the Company issued 50,000 shares of preferred stock to an officer of the Company in exchange for real estate transferred to the Company. The fair market value of the real estate at the date of the transaction was $639,000 and mortgages and liens on the properties assumed were $389,000. The preferred stock is convertible into 50,000 shares of common stock at $5.00 per share beginning in May 2000.

In September 2000, it was determined that the Company's articles of incorporation precluded the issuance of preferred stock. The shares of preferred stock were cancelled and an equal number of shares of common stock will be issued in their stead.

Note 10- Long Term Debt

The Company has signed promissory notes in connection with certain reconstruction costs and lease termination agreements incurred in 1999 and, in addition, has assumed certain long term real estate mortgages associated with the transfer of common stock discussed in Note 7. There are no sinking fund requirements associated with the long term debt. The following is a listing of long term debt as of September 30, 1999.

                   Rate      Amount        Maturity
                   ----      ------        --------

Notes Payable      8.25%     342,749        10/31/00
Mortgages          9.00%     133,349            2007
Mortgages         10.00%     130,276            2007
                            --------
Totals                      $606,374
                            ========

The notes payable were entered into on August 31, 1999 and a balloon payment for principal and interest is due on January 1, 2002. Notes payable of $238,020 are due to the Company's majority stockholder and Chairman of the Board and are more fully disclosed in Note 10.

Note 11- Related Parties

The Company is indebted to its majority stockholder and Chairman of the Board for the cost of certain reconstruction and lease agreements associated with the New York restaurant incurred during 1999. The notes payable were entered into on August 31, 1999 and carry an interest rate of 8.25%. At September 30, 1999, the Company had notes payable to the majority stockholder and Chairman of the Board of $238,020 due on October 31, 2000 for the reconstruction costs. This debt is included in "Long term notes and mortgages" on the Balance Sheet. In addition, the Company had notes payable to the majority stockholder and Chairman of the Board of $65,388 due in fiscal 2000 for eight months of unpaid lease payments on the restaurant located in New York City. These notes payable are included in "current portion of long- term debt" on the Balance Sheet and in general administrative expenses in the Statement of Operations. The notes payable are due by a "balloon payment" of principal and interest at the maturity date which is January 1, 2002.

In August 1999, the Company issued 40,000 shares of common stock to a director of the Company in return for consulting services rendered in early 1999. Management has recorded $26,000 for the issuance of these shares as consulting expense as part of general, selling and administrative expense in the Statement of Operations.

In August 1999, the Company issued 100,000 shares of common stock to a consulting firm that is responsible for developing and managing the Company's food processing plant in Winter Haven, Florida. Management has recorded $64,000 for the issuance of these shares as consulting expense as part of general, selling, and administrative expense in the Statement of Operations.

The consulting firm is responsible for the management of the production facility and development of the Company's frozen food segment. The term of the agreement is for five (5) years. In consideration of such services, this consultant received 100,000 shares of common stock, as noted above, upon execution of the agreement. The Company will compensate the consultant with common stock warrants each of the remaining four years of the agreement which will entitle the consultant to purchase 100,000 shares of the Company's common stock at an exercise price of $2.00 per share during the second year of the agreement, $3.00 per share during the third year of the agreement and $4.00 per share during the fourth and fifth years of the agreement. These warrants will not be granted or vest until the production facility achieves certain profitability levels. This consulting agreement was cancelled by management in July 2000.

Note 12- Subsequent Events

In October 1999, the Company completed its $750,000 convertible promissory note offering initiated in September 1999 resulting in additional proceeds to the Company of $250,000 in October 1999 and the issuance of one convertible promissory note for $750,000. The promissory note contains the same terms and provisions discussed in Note 8.

Note 13 - Segments

The following is a summary of the Company's segment information for the nine months ended September 30, 1999 and 1998:

                                             9/30/99             9/30/98
                                           -----------         -----------
Gross sales:
Restaurants                                $   840,481         $1,364,051
Food processing                                 31,606                  0
                                           -----------         ----------

Total sales                                $   872,087         $1,364,051
                                           ===========         ==========
Gross profit:
Restaurants                                $   324,259         $  544,923
Food processing                                  7,585                  0
                                           -----------         ----------

Total gross profit                         $   331,844         $  544,923
                                           ===========         ==========
Loss from  operations:
Restaurants                                  ($262,495)         ($362,227)
Food processing                               (360,061)                 0
  Corporate                                   (236,924)          (141,979)
                                           -----------         ----------

Total loss                                   ($859,480)         ($504,206)
                                           ===========         ==========

Total assets:
Restaurants                                $ 1,096,126         $  513,397
Food processing                                431,680                  0
Corporate                                    1,136,144            127,801
                                           -----------         ----------

Total assets                               $ 2,663,950         $  641,198
                                           ===========         ===========

Note 14- Other Comprehensive Income

The Company has no other comprehensive income for the nine months ended September 30, 1999.

Note 15- Earnings Per Share

The Company applies SFAS No. 128, Earnings per share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding.

Note 16- Non- cash transactions

Certain non-cash transactions executed during the nine month period ended September 30, 1999 have been excluded from the Statement of Cash Flows. These transactions include the following:

During the period, reconstruction at Floridino's, Inc. was financed by the Chairman of the Board and by a general contractor. The value of the reconstruction, recorded as a leasehold improvement, is $535,227. The Company issued unsecured notes payable to the Chairman and to the general contractor for $535,227, which come due in fiscal year 2000 and carry an interest rate of 8.25%.

During the period, an officer transferred property to the Company in exchange for common stock (see Note 7). The fair market value of the property recorded was $639,000 and the fair value of the short and long-term debt liabilities assumed were $389,000.

During the period, the Company acquired equipment by entering into capital lease contracts. The value of the assets acquired and the short and long-term lease liabilities were $184,215.

During the period, the Company issued 100,000 shares of common stock to an outside consultant that were valued at $64,000 and 40,000 shares of common stock to a director of the Company that were valued at $26,000 for services rendered.

Note 17-  Restatement

Subsequent to the filing of the Form 10-QSB for the quarter ended September 30, 1999, management determined that the accounting for the $750,000 convertible promissory note and the accounting for the acquisition on November 1, 1998 required restatement. The accounting for these events affected the balance sheet, the statement of cash flows and changes in stockholders' equity. The following table indicates the accounts that have been affected by the restatement:

                                               As Restated           As Reported
                                               -----------           -----------
Convertible Promissory Note                      $  166,66           $  300,000
Paid- in Capital                                $2,901,743           $2,436,513
Retained Earnings                              ($1,911,919)        ($1,829,973)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

As noted by our auditors report dated October 12, 1999 on the financial statements as of December 31, 1998 and December 31,1997, there is a substantial doubt raised about the ability of the Company to operate as a going concern based upon the substantial losses that the Company has incurred. As noted, the Company's plans to address this issue were to close all unprofitable restaurants during fiscal 1999 and to raise additional capital through a private offering of securities. These funds were to be used to satisfy outstanding debt of the closed restaurants, to fund the reconstruction of the frozen food processing plant in order to satisfy the demand requirements of the potential buyers of the Company's products, and to hire experienced employees and independent contractors to manage and upgrade the existing restaurant segment and frozen food plant. It is estimated that the Company will need approximately $100,000 to finish construction of the frozen food plant.

During the nine months ended September 30, 1999, the Company raised (i) $1,000,000 in a private offering of common stock, (ii) $500,000 in an offering of $750,000 of convertible promissory notes, and (iii) $346,500 upon the exercise of common stock warrants. The Company used the proceeds from the exercise of warrants primarily to satisfy approximately $166,000 of outstanding long-term debt attributable to the closed restaurants. As of the original date of this report, $159,112 of debt, was currently in default and remained unsatisfied. This debt was satisfied in May 2000.

In addition, the Company used proceeds from the promissory note offering to purchase the frozen food plant including $320,000 to purchase the land adjacent to the plant in order to satisfy future expansion plans. The Company expended approximately $775,000 during this time in order to upgrade and equip the plant facility and existing restaurant space from the proceeds of the private placement offering in July 1999. In the fourth quarter of fiscal 1999, the capital project for the plant was completed and a product testing phase from potential customers began and was successfully completed. The plant became operational in November 1999 and began receiving orders for its product in January 2000.

In addition to the plant improvements and equipment acquisitions, the New York restaurant and the Lakeland restaurant underwent a period of reconstruction in 1999. The restaurants were closed in August 1999 and October 1999, respectively, for reconstruction. The New York restaurant was reopened in September 1999 and the Lakeland restaurant was reopened in November 1999.

As of September 30, 1999, the Company's restaurant equipment was used to secure capital leases in the amount of $233,415. The capital leases mature on dates ranging from January 2004 through February 2005 and carry interest rates ranging from 16.80% to 27.30%. The Company also has debt outstanding that is secured by the Company's building assets in the amount of approximately $440,000. Two of the three buildings were sold in January 2000. All but approximately $120,000 of the debt had been satisfied from the proceeds of the sales. The remaining property at 3560 Cypress Gardens Road in Winter Haven, Florida is currently being used to secure two mortgages. One mortgage for $64,000 is payable to the Company's former accountants. The Company is currently contesting this mortgage in court. The other mortgage for $56,000 is payable to a finance company and matures in fiscal year 2000 and fiscal year 2001.

The Company designs, develops, owns and operates family style neighborhood Italian food restaurants featuring freshly prepared, moderately priced pizza and pasta dishes. Its operations encompass two segments from which the Company seeks to generate revenue: (1) operation of restaurants and franchising, and (2) the production and sale of frozen foods.

During the past two years, the Company's operations failed to realize net income due to a decrease in revenue and reduction in patrons to its restaurants. The Company also experienced a decrease in franchising fees and royalties as the franchise stores operating under the Company's concept were also experiencing decreased revenue. This led management to believe that it required a new approach to its operations. The Company's management was replaced in March 1999 and new management has sought an aggressive approach to develop and market the Company's products which management believes is of very high quality. New management determined that the Company's restaurants required a fresher, more-upscale fast service image and ambiance to attract customers.

The Company in the past year has raised funding of approximately $1.8 million which has been used to (1) satisfy the debt of the closed restaurants and reconstruct Company restaurants; and (2) modernize the Company's frozen foods plant by acquiring equipment to streamline the operation of this segment and also to construct and develop its restaurants. Management's goal is to have a state of the art processing plant producing the Company's line of frozen foods. The Company has also expended funds it has raised to revamp its restaurant concept. New management determined that the Company should create restaurants, which were more upscale and esthetically pleasing to customers than those previously operated. As of September 30, 1999, the process of closing the unprofitable restaurants was completed. As a result, the Company closed all of its existing restaurants. After a month of reconstruction, the Company reopened its only full service restaurant in Lakeland, Florida and Floridino's Cafe in New York, New York. The Company has opened two additional restaurants in the Florida area. The Delray Beach restaurant was opened in December 1999 and the Lake Wales restaurant was opened in May 2000. The Delray restaurant was closed in July 2000 because it had not met management's initial expectations.

Funding to equip and upgrade the Company's frozen food plant has been undertaken primarily through the private sale of $1,000,000 of Company equity. In addition, the Company offered for sale convertible promissory notes and in September 1999, the Company received net proceeds of $500,000 and an additional $250,000 in October 1999, all from one accredited investor. The promissory note is convertible into common stock within one year of purchase at a 40% discount from the preceding five day average of the prevailing market price of the stock at conversion. The promissory note is payable in September 2001 and carries interest computed at 9.00% payable semi-annually. The proceeds were used to purchase the frozen food plant and the adjacent land.

Management believes that it has the capacity to raise additional funds if and when they are required although this cannot be assured. Additional funds may be raised through the sale or mortgaging of the parcels of real estate held by the Company. Additionally, management believes that its newly developed concept and operations will attract investors although no assurances can be given. At this time, the Company has no line of credit with any financial institution. However, management believes that its new operations will generate sufficient revenue during the next twelve months to enable the Company to secure a line of credit with a financial institution.

During the next year, the main source of revenue for the Company is expected to be that generated through the frozen food segment as it is this segment that the Company has primarily focused on during its revamping and reconstruction of operations. The primary expenses, which the Company has incurred during the reconstruction of its operations, have been associated with the purchase of new equipment and machinery for its frozen food segment and for the development of its production plant in Lakeland, Florida.

Material commitments for capital expenditures at September 30, 1999 include approximately $100,000 for an upgrading and completion of the Company's production facilities as it relates to its frozen food plant. The source of funding for this expenditure is expected to include those funds derived from the Company's anticipated sale of two parcels of real estate. The two parcels were sold on January 15, 2000 for approximately $410,000. After mortgage satisfaction of $333,000 the Company realized net proceeds from this sale of approximately $76,000. Additional sources of funding may include secured loans against the Company's other real estate properties and equipment.

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

A third parcel of land, also located in Winter Haven, Florida, has been listed for sale; however the Company has not entered into any contract of sale for this property. The property is being listed for $139,000 and has mortgages of approximately $120,000.

Impact of Inflation

In the opinion of management, inflation at this time has not and will not have a material effect on the operations of the Company. Management focuses on the long-term growth of the Company and therefore any increase in inflation or jump in the price of raw goods purchased by the Company will not result in an immediate increase in prices to the consumer. Management believes that a increase in its prices may lead to a loss of customers and therefore hinder the Company's long-term growth.

At any course, however, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations and proceed accordingly.

The Company would consider raising its prices in the event there is a significant increase in the cost of labor. As of September 30, 1999, there were approximately 55 employees of the Company.

Within the next year, and as the Company opens additional restaurants and expands its frozen food segment, the Company expects to hire additional employees. As the number of employees increases, any rise in the cost of labor will have a more significant impact on the Company which may, in turn, cause the Company to increase its prices.

The Company's viability to generate revenue and income is dependent on the successful implementation of its new upscale restaurant concept and the ability to produce quality frozen food products at its production plant. However, it cannot be assured that the Company will achieve profitability even in the event that management's plans are successfully implemented.

The Company's operating history, including its losses and revenues, primarily reflect its operations for the nine month period ended September 30, 1999 and September 30, 1998.

General Statement - Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements under the 1995 Private Securities Litigation Reform Act (the "Reform" Act") that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

       -  Ability of the Company to raise additional capital
       - Ability of the Company to secure sales agreements for its processing\ plant products
       -  Unexpected economic changes in the United States
       - The imposition of new restrictions or guidelines by the United States Department of Agriculture

To the extent possible, the following discussion will highlight the relative needs of the Company with respect to its business activities.

I.  Segment Reporting Disclosures

The Company's sales are generated from two business segments: (1) restaurants and franchising, and (2) frozen food processing. In November 1998, management decided to close all of its existing restaurants at that time and to restructure a new restaurant concept that emphasized a "fast casual, self-service" style of food delivery as opposed to the more traditional type of restaurant that it had in place at the time. The Company would still concentrate its marketing efforts in Italian foods. During 1999, the Company opened two restaurants after a period of reconstruction and staff reorganization, Floridino's, Inc., and Floridino's of Lakeland, Inc.

The food processing plant was completed in 1999 and began receiving orders in January of 2000. During 1999, the processing plant was being reconstructed to conform to USDA guidelines and to the requirements of potential customers. The potential customers for the Company's processing plant products are large retail restaurants and fast food outlets. Based upon the results of the initial testing phase required by the potential buyers of the Company's product, it became clear that the plant would not be able to meet the expected demand that was estimated. In order to meet the estimated anticipated demand, the plant had to be refitted and upgraded. This period of upgrade was completed in late 1999 and all requirements regarding the plant had been satisfactorily met.

Please see the discussion and analysis that follows.

Comparison of nine months ended September 30,1999 to nine months ended September 30, 1998:

Restaurant Segment: Results of Operations

The restaurant segment has significantly changed when comparing the nine months ended September 30, 1999 to the nine months ended September 30, 1998. From November 1998 through September 1999, the Company was in the process of closing its restaurants in order to implement management's plan previously described. During the 1998 period, the Company was operating six restaurants. During the period, five of these restaurants were closed. Two restaurants, Lakeland and Floridino's, Inc. remained opened during the period, except during August 1999 when Floridino's, Inc. was closed for reconstruction. See the outline below for discussion of management's reorganization efforts from November 1998 through September 1999.

Floridino's Pizza Etc., Inc.- a restaurant located in Winter Haven, Florida that was closed in September 1999.

Hard Ball Cafe, Inc.- a restaurant located in Winter Haven, Florida that was closed in April 1999.

Floridino's Home of the Calzone, Inc.- a restaurant located in Lakeland, Florida that was closed in May 1999.

Floridino's of Bartow, Inc.- a restaurant located in Bartow, Florida that was closed in the fourth quarter of 1998.

Floridino's of Lake Wales- a restaurant closed in the fourth quarter of fiscal year 1998.

Floridino's, Inc.- a restaurant located in New York, New York that had been acquired in November 1998. The restaurant was closed during August 1999 for reconstruction and reopened in September 1999.

Floridino's of Lakeland, Inc. - a restaurant located in Lake Wales, Florida incorporated in September 1997. Lakeland had acquired all the assets and liabilities of Lake Wales when that restaurant was closed. The restaurant was closed in October 1999 for a period of reconstruction and was reopened in November 1999.

The effect of management's efforts to increase profitability by closing unprofitable restaurants and to re-organize and re-open restaurants to adhere to management's new "fast Italian" theme and their results of operations are discussed below.

Gross sales for the nine months ended September 30, 1999 for the restaurant division decreased to $840,481 or 38% from $1,364,051 in gross sales for the similar period in 1998. Consequently gross profits for the nine months ended September 30, 1999 decreased to $324,259 or 40% from $544,923 as compared to the similar period in 1998.

During the nine month period ended September 30,1998, the gross sales of the restaurants that were being closed totaled approximately $1,005,000. During the nine -month period ended September 30, 1999, these same restaurants generated approximately $403,000 in sales, or approximately 48% of gross restaurant sales. Approximately $160,000 of gross profits during the first nine- months of fiscal year 1999 are attributable to the closed restaurants, or 49% of gross profits from restaurant sales.

Gross profits as a percentage of total revenues decreased to 38% for the nine month period as compared to 40% in the nine month period ended September 30, 1998. The decrease in gross profits is mainly attributable to the increased depreciation expense resulting from the significant increase in capitalized reconstruction costs of the restaurants, in addition to the assets acquired by the Company in the purchase of Floridino's, Inc. in November 1998. For the nine months ended September 30, 1999, depreciation expense was approximately $126,000 for the segment as compared to approximately $52,000 for the nine months ended September 30, 1998.

General and administrative overhead for the restaurant division was $586,754 for the nine month period ended September 30, 1999 as compared to $907,150 for the nine month period ended September 30, 1998, a 35% decrease. Management expects general and administrative expenses for the segment to continue to decrease as compared to prior periods since approximately $271,000 of general and administrative overhead, or 46%, for the nine month period ended September 30, 1999 is attributable to the restaurants that were in the process of being closed.

In addition to the effect on general and administrative overhead of the closed restaurants, general and administrative overhead was incurred during the period of reconstruction for the New York restaurant. Management decided to retain many of its employees on salary during this period. Management estimated that the costs of hiring and training new employees at the end of the reconstruction period would have been greater than the costs of keeping the employees on salary during the reconstruction period. The Company spent approximately $120,000 in general and administrative overhead attributable to the two restaurants during the reconstruction period.

After selling, general, and administrative costs, the segment showed a loss from operations of $262,495 as compared to a loss of $362,227 for a similar period in 1998, a decrease in operating losses of 28%. As of September 30, 1999, the assets of the restaurant division increased to

$1,096,126 as compared to $353,397 at September 30, 1998, an increase of 142%. The main reasons for the increase are the acquisition of $394,000 of assets through the purchase of Floridino's, Inc. in November 1998 and the capitalized reconstruction costs of Floridino's NY and Lakeland of approximately $319,000 during the first nine months of fiscal year 1999.

Management is encouraged by the results obtained from the reorganization of the restaurant segment undertaken in late 1998 and through 1999 and expects that the benefits of this reorganization to be realized in 2000. However, the future profitability of this segment cannot be assured even upon the successful implementation of management's plans previously described.

Franchise revenues for the nine months ended September 30, 1999 decreased to $53,065 from $86,654 earned for the similar period in 1998. This was a result of a decrease in the number of franchisees from 11 in 1998 to four as of September 30, 1999. Management believes that the decrease in franchise sales are directly related to the restaurant concepts that had proved unsuccessful in fiscal 1998.

Processing Plant:  Results of Operations

Towards the end of 1998, the Company decided that a significant profit could be made from the production and marketing of its unique style of Italian food products, specifically; calzones and pizza rolls. Based upon the initial response to its products from large Italian food franchises located in Florida and from large nationwide retail fast food outlets, the Company decided to enter this segment during 1999 and began operations in January 2000.

The Company contracted with a consulting firm to oversee the plant operations and manage plant personnel. In addition, the Company expended approximately $456,000 for equipment and construction of its plant facility.

During the nine-month period ended September 30, 1999, the segment incurred losses of $360,061 in the operation of the plant. The significant components of this cost were $178,247 for plant salaries and consulting fees, $128,123 for supplies and utilities, and $22,775 in depreciation expenses.

The plant staff had been on salary since the first quarter of 1999. The plant became operational in the last quarter of 1999 and began taking orders in January 2000. The gross sales and cost of sales figures generated reflect the results of test sales performed in September 1999 to potential customers of the Company's products.

Assets for the segment increased to $431,680 during the nine months. This increase represents the purchase of equipment and capitalized construction costs incurred through September 30, 1999, net of depreciation.

Consolidated results of operations:

On a consolidated basis, corporate overhead increased to $236,924 through September 30, 1999 from $ 141,979 for the similar period in 1998, or an increase of 67%. The main components of this increase were accounting and legal fees attributable to the Company's financial public reporting requirements.

The Company recognized an unrealized gain in short-term marketable investments of $160,929 as a result of the purchase of Cantebury Investing (CITI). The investment was made for speculative purposes and is classified as a trading security as per SFAS 115. The Company intends to sell this investment during the first quarter of fiscal 2000. Interest costs represent the cost of borrowings on the capital leases. During the nine months ended September 30, 1999, the Company was successful in negotiating a settlement of outstanding debt with a bank for approximately one half of the carrying value of the debt. The debt is attributable to the borrowings of the closed restaurants. As a result, the Company has recognized a gain on the early extinguishment of this debt of $63,634, net of tax effect.

After deducting interest costs of $16,826 and the recognition of the favorable settlement of the Company's long-term debt, the Company realized a net loss of $651,743 or $.11 per share as compared to a loss of $516,132 or $.20 per share for a similar period in 1998, a 45% decrease in loss per share.

Discussion of Financial Condition-Liquidity and Capital Resources

At September 30, 1999, the Company had a working capital of a deficit of $278,133 as compared to a deficit of $855,053 at December 31, 1998. The main components of the increase in working capital are (i) the funds received from the private sale of common stock, (ii) warrant exercises of approximately $1.3 million, (iii) the funds received from the convertible promissory note offering of $500,000 as of September 30, 1999, (iv) the recognition of $333,334 of debt discount on the convertible promissory note issued, and (v) net losses of approximately $652,000.

On a consolidated basis, the Company had cash balances totaling $187,480 as compared to $15,502 at December 31, 1998. This increase in cash is primarily due to (i) the private offering of 2,000,000 shares of common stock in July 1999 for $1 million, (ii) net proceeds of $500,000 in the convertible promissory note offering received in September 1999, (iii) $346,500 from by the exercise of common stock warrants less property and equipment purchases of $375,153 and (iv) cash operating losses of $692,422.

Royalties receivables have increased to $16,304 in September 30, 1999 as compared to $11,826 at December 31, 1998. The Company is currently experiencing collection problems with these receivables. As these problems were not able to be rectified in the fourth quarter of 1999, the Company wrote off these receivables to bad debt expense as they were deemed uncollectible.

Total current liabilities increased to $753,881 at September 30, 1999 as compared to $897,464 at December 31, 1998. The slight decrease is mainly a result of lower vendor payables because of fewer operating restaurants this year as compared to last year.

The capitalized costs of property, equipment, and lease improvements increased $1,733,596 to $2,458,864 at September 30, 1999. During the nine months, capital expenditures were approximately $456,000 in the acquisition of plant equipment and plant construction for the frozen food processing segment, $319,000 for re-construction costs for the restaurant segment, $639,000 in three buildings acquired from an officer of the Company in return for preferred stock which was canceled - (See Note 7 to the financial statements herein), and the purchase of land adjacent to the plant for $320,000. The Company sold two of the buildings acquired in January 2000 from an officer of the Company in exchange for common shares, for approximately $410,000 in order to raise capital for the Company. The third building is expected to be sold in fiscal year 2000, but as of the date of this filing, no contract to sell this property has been achieved.

Capital lease financing obligations increased to $233,416 at September 30, 1999 from $49,200 at December 31, 1998. This increase is due primarily to the increase in equipment leases entered into during 1999 on behalf of the frozen food processing segment. Notes and mortgages increased to $875,294 at September 30, 1999 from $385,312 at December 31, 1998 mostly as a result of the assumption of real estate mortgages in connection with the purchase of three buildings from an officer of the Company noted above of approximately $389,000.

Stockholders equity increased to $997,531 at September 30, 1999 from a deficit of $370,560 at December 31, 1998. The main sources of this increase were (i) $1,000,000 raised in July 1999 through a private offering of common stock, (ii) $250,000 of common stock issued to an officer of the Company in exchange for real estate, (iii) and the recognition of $333,334 as a favorable conversion feature from the convertible promissory note offering in September 1999, (iv) $346,500 in proceeds from the exercise of common stock warrants, and (v) a net loss during the nine month period of approximately $652,000.

Management expects the Company to realize the benefits of its reorganization efforts in fiscal year 2000. The frozen food processing plant began operations in January 2000. The closing of unprofitable restaurants and reconstruction of the existing restaurant segment is complete and operations are underway. Additional restaurants will be added depending upon the success of the restaurant's new marketing efforts established in 1999. However, no assurance can be given as the realizations of management's expectations.

During the balance of fiscal year 1999, the Company projects to spend approximately $100,000 in plant construction cost and plant equipment acquisitions. In addition, the Company anticipates purchasing the plant building structure in Lakeland, Florida for $220,000. The source of funds for these expenditures aggregating approximately $320,000 are expected to be from completion of the convertible promissory note offering of $250,000 and from the sale of the buildings acquired from the Company's president (see Note 7 to financial statements herein). An additional sources of funds may be from the Company's investment in common stock which is valued at approximately $259,000 at September 30, 1999. In addition, the Company borrowed $500,000 in November 1999 from a finance company using the plant in Lakeland, Florida, the building structure in Winter Haven, Florida, and the land adjacent to the plant in Lakeland, Florida as collateral for the mortgage. The mortgage for $238,000 is due in November 2000 and the mortgage $261,200 is due in November 2001. Both carry an interest rate of 9.0% per annum.

Management expects the frozen food segment to grow significantly in the coming fiscal year 2000. The Company intends to hire an aggressive sales force to market its frozen food products once the plant becomes operational, although management cannot reasonably assure that its marketing efforts will be successful or this eventuality.

The implementation of management's plans regarding the restaurant segment is complete. Management has negotiated for restaurant space in order to open additional restaurants that emphasize the "fast Italian, self-service" theme. The Delray restaurant opened in December 1999 and the Lake Wales restaurant opened in May 2000. The Delray restaurant was closed by management in July 2000 because it did not meet expectations necessary to continue operations.

The Company intends to emphasize its new self-service fast casual concept as a franchise. The Company intends to support and train new franchisees for a fixed fee and a percentage of gross revenues. The intention being to generate franchise fee revenues and additional demand for its frozen food products, but without the significant investment needed to open and operate a restaurant.

Of course, management's plans are dependent upon additional capital being available from the sources outlined above. It cannot be assured that these sources, such as revenues from the sale of the building and/or real estate and the investment in common stock, will be eventually realized at their values disclosed at September 30, 1999. Nor can it be assured that even if the planned expenditures and upgrades are made, that profitability of the frozen food segment and the restaurant segment can be achieved.

YEAR 2000 DISCLOSURE

The Company did not experience any problems related to the year 2000.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities

None

Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other information

None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

           Exhibit 27 Financial Data Schedule


(b) Reports on Form 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                                     ---------------------------------------
                                                  (Registrant)


Date: December 29, 2000

                                     By: /s/ Nick Pirgousis
                                         ---------------------------------------
                                         Chairman of the Board