Form 10KSB/A
period 1999-12-31
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2001-01-10
CIK 1044434

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OR (G)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1999             Commission File No. 0-27749

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from ______ to ______


                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
              ----------------------------------------------------
                 (Name of small business issuer in its charter)

             FLORIDA                                    59-3479186
          --------------                             ----------------
  (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                  Identification No.)

           3560 Cypress Gardens Road
           Winter Haven, Florida                              33884
           ----------------------------------------          --------
           (Address of principal executive offices)         (Zip Code)

           Issuer's telephone number                        (863) 326-1006
                                                            --------------

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section (12(g) of the Exchange Act:  Common Stock
                                                                 $.001 par value
                                                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year $1,296,308.

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2000: Not Determinable

As of September 30, 2000, there were 7,245,000 shares of the Registrant's Common Stock (including 512,000 shares of treasury stock) issued and outstanding:

Transitional Small Business Disclosure Format: Yes      No  X
                                                  -----   -----

                                     PART I

ITEM 1.   Description of Business
          -----------------------

(a)  General Business Development and History
     ----------------------------------------

FLORIDINO'S INTERNATIONAL HOLDINGS, INC., (the "Company"), was organized in June 1997 under the laws of the State of Florida, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Florida.

(b)  Business of the Company
     -----------------------

The Company designs, develops, owns and operates family style neighborhood Italian food restaurants featuring freshly prepared, moderately priced pizza and pasta dishes. Floridino's restaurants seek to incorporate a self-service upscale fast casual dining experience for its customers providing high quality Italian food. The Company also produces frozen Italian foods such as pizzas, calzones, and pazza rolls for sale to restaurants and institutional customers. Its operations encompass two segments from which the Company seeks to generate revenue: operation of restaurants and sale of frozen foods.

         Floridino's Restaurants
         -----------------------

                  In late 1998, the Company owned and operated the following restaurants:

                             Floridino's of Lakeland
                             Hard Ball Cafe
                             Floridino's of Bartow
                             Home of the Calzone
                             Floridino's Inc.
                             Floridino's Pizza Etc.

All the restaurants were located in Florida, except for Floridino's Inc., which is located in New York City, New York. In addition, the Company franchised its Italian food restaurant concept and recipes through its wholly owned subsidiary, Floridino's International Inc. Floridino's of Lakeland, Inc. ("Lakeland") was formerly Floridino's of Lake Wales, Inc. ("Lake Wales"). In November 1997, the assets and liabilities of Lake Wales were transferred to Lakeland.

Shareholders in late 1998 were dissatisfied with the Company's progress and results. As a result, they demanded that changes to management be made and that the Company undertake a fresh and revised approach to its operations. Management determined that the restaurants were not producing enough revenue for the Company and that the style and concept of these restaurants were outdated. Management decided that new products and a new restaurant style should be introduced which would broaden the Company's product base and potential for revenue growth.

From December 1998 through September 1999, the Company closed Hard Ball Cafe, Floridino's of Bartow, Home of the Calzone, and Floridino's Pizza, etc.

The Company revamped its Lakeland restaurant and incorporated a fast self service upscale concept. This restaurant operates under the name "Mama Mia" and focuses on providing high quality Italian food in a casual dining environment. In September 1999, the Company opened an additional restaurant in New York operating under the name "Floridino's Cafe" which provides sandwiches, soups, salads and personal size pizza. The Company maintains and operates the restaurant in New York City, through its wholly owned subsidiary "Floridino's Inc." Management's goal for this new restaurant is to serve authentic Italian cuisine in an upscale fast food environment. The format is express style with customers being served at the counter for carry out or to dine on the premises. The ambiance provides for a casual dining experience in a warm, relaxed setting. The entire premise behind Floridino's Cafe is to accommodate the lifestyle of today's consumer who demands quality, nutritious meals on the run.

Floridino's, Inc. and Zoop Soups, Inc. were acquired by the Company in November 1998 and merged into Floridino's, Inc., a wholly owned subsidiary of the Company. Zoop Soups specializes in creating soup recipes that are provided to Floridino's Cafe. The Company intends to market its Zoop Soups items to the general public and to offer Zoop Soups items at its other restaurants in Florida.

The Company opened two (2) additional restaurants. A location in Delray Beach, Florida opened in December 1999; however, this restaurant was closed in July 2000 as management had decided that the restaurant failed to meet initial expectations of success. The second restaurant in Lake Wales, Florida was delayed due to problems in obtaining requisite permits and opened in May 2000. This new restaurant operates under the name "Floridino's Fast Italian". All of the Company's restaurants emphasize the prior success of the Company's calzone which is marketed by the Company as "The World's Biggest Calzone" and include the Floridino's fast casual self-service upscale concept. The goal of the Company's new concept is to serve authentic Italian cuisine in a fast food environment. This format incorporates express style restaurants with customers being served at the counter for carry out or on premises dining. An upscale ambiance is incorporated into the concept to provide for a casual dining experience in a warm, relaxed setting.

The Company does not focus on either metropolitan or rural areas in selecting locations for its restaurants. Rather, it chooses locations by targeting areas which possess demographics of generally 20,000 homes in a 3.25 mile radius. High traffic locations are also considered meaning that such locations must have at least 10,000 cars pass by the location per day. This situates the restaurant in a location where it has public exposure and which is easily accessible to customers.

Toho Holdings, Inc. was organized in March 1999 for the purpose of holding title to the Company's real estate assets and is a wholly owned subsidiary of the Company.

         Suppliers
         ---------

The Company's sources of materials and ingredients for its restaurants are obtained from food suppliers. The major suppliers of the Company are Coca Cola, Bari Foods, Catilina Food Ingredients, Sysco Foods, Rockets Red Glare and D & J Tomato Co. These suppliers provide materials such as beverages, and perishable goods such as sauces, meats, cheeses and bread products for the Company's products.

         Franchising Activities
         ----------------------

The Company also franchises its concept to individuals interested in operating a business under the Floridino's name. The franchise concept of the Company operates through the Company's wholly owned subsidiary, Floridino's International, Inc., which was incorporated in September 1993. Since 1997, there have been eleven (11) franchise restaurants which have operated under agreement with the Company. These franchised restaurants have operated in locations throughout the United States, including in Iowa, Florida, Colorado, South Dakota, Arizona and Texas. The main source of income from franchising is generated through the sale of franchises and franchise fees. They have distinct royalty fee schedules which range from payments of two (2%) percent to four (4%) percent of revenues generated by the restaurant. Of these eleven
(11)restaurants, seven (7) have closed and four (4) remain operational, two in Arizona and one (1) each in Iowa and Oklahoma.

         Frozen Food Products
         --------------------

The Company also operates a frozen foods segment which develops and produces frozen food products including calzones, pizza and pazzo rolls. This segment operates from a 6,000 square foot operating plant in Lakeland, Florida and from a 9,600 square foot plant in Palm City, Florida.

New management, which assessed the Company in April 1999, decided to temporarily close the plant after finding that its production facility and capacity were inadequate to meet any significant demand for the Company's frozen food product. Packaging at the plant was also not standardized or efficient. After a renovation of the plant and acquisition of new machinery and equipment, the Company reopened the plant in November 1999 and began receiving orders in January 2000.

In February 2000, the Company acquired all of the outstanding shares of common stock of Triton Prestige Products, Inc. for 50,000 shares of the Company's Common Stock. Triton is now a wholly owned subsidiary of Floridino's, Inc. Triton operates an Italian food processing plant in Palm City, Florida and specializes in supplying frozen pizza products to schools in the southeastern U.S. for consumption in their cafeterias. The Triton brand of products are sold under the Triton brand name and label. The Company seeks to market and sell its Triton frozen food products to "institutional" customers such as schools, hospitals and prisons.

The Lakeland plant's operations is owned and managed by the Company's wholly owned subsidiary, Floridino's Specialties Distribution Inc. The Palm City plant is owned and managed by the Company's wholly owned subsidiary, Triton Prestige Products Inc.

Consultants
-----------

The Company's relationships with consultants are premised on a performance based approach whereby the consultant will be allowed to continue to oversee the daily operations of the Company so long as it meets specified performance milestones set by the Company. The consultant group shall also oversee the training of staff, promotions and advertising. The Company believes this will induce and inspire an aggressive management approach by a consultant thereby effectuating positive results for the Company. Additionally, the consultant will engage in the research and development of new products and concepts as it relates to the frozen food segment.

The Company has adopted an approach whereby each segment should perform on its own. In line with this philosophy, the Company does not intend to hire any consultant to oversee or advise on the entire operation of the Company. Rather, management believes that it is best to retain consultants to advise or consult on a particular segment of the Company in which the consultant has expertise.

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

The Company had retained a separate consulting group, The Ephraim Group, to oversee the entire production facility and development of the Company's frozen food line in June 1999. The terms of the agreement was for five (5) years but the agreement was terminated by the Company for non- performance in July 2000. In consideration of such services, The Ephraim Group received One Hundred Thousand (100,000) shares of restricted Common Stock in the Company for entering into the agreement in August 1999. The agreement provided for the Company compensate the Ephraim Group in relation to the work performed.

The Ephraim Group had overseen the management of the frozen foods division, had been responsible for employee production and hiring, and had conducted research into the Company frozen foods segment and determined that a modernization of its production plant by acquiring new machinery which would streamline the production of the Company's products and increase its capacity. The Ephraim Group also consulted with the Company on organizing the manufacturing and engineering of the Company's production process and has advised on the purchase of additional equipment and freezers which would be conducive to the modernization of the Lakeland plant. Management decided to terminate the consulting agreement with the Ephraim Group in July 2000 and to take over the management of the division directly.

The results of The Ephraim Group's research resulted in a modernization of the Lakeland plant by acquiring new machinery which will streamline the production of the Company's products and increase its capacity. To this end, the Company expended approximately $456,000 to acquire new machinery and modernize its plant. The acquisitions and improvements were completed and the plant was opened for operation in November 1999.

No specific plans to hire consultants have been made beyond the general plan currently disclosed.

Competition
-----------

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

The Company believes that competition in the frozen food category is based on price, quality, marketing, sales, publicity, and distribution. Floridino's is committed to producing a quality product in order to separate itself from other competitors. It plans on utilizing only premium ingredients for all of its products. It also believes that it has identified a market niche and possesses the ideal product to fill that void. Additionally, the Company seeks to establish a pricing schedule which is comparable to competitive products being targeted.

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

In the restaurant segment competition is fierce. There is an overabundance of restaurants in the industry each offering a wide array of themes and cuisine to choose from. The Company believes that all such restaurants compete for a share of the incremental dollars consumers spend in dining out. Floridino's seeks to separate itself by staking out the upscale end of this market and thereby separating itself from the current top competitors in this arena. Floridino's believes that the upscale self-service market has yet to be exploited. It strives to do so by maintaining a clean, friendly, open and inviting environment, appealing to consumers seeking quality food products and by focusing on the preparation, presentation of its foods and service.

Advertising and Marketing
-------------------------

The Company is currently advertising its restaurants through newspapers, diner coupon books and through hotels in areas which are in close proximity to each respective restaurant. The Company believes that this will be the most cost effective method to attract interest to the restaurants and first time visitors for the purpose of gaining their repeat business. The Company intends on researching the possibility of advertising its stores on the radio. In doing so, it will assess the cost of such advertising with the potential for drawing additional customers. The Company's frozen food products are currently being promoted to national food chains and supermarkets on an individual basis. Additionally, the Company has participated in various trade and food shows to display its products and attract purchaser interest. Where the Company is able to identify a potential purchaser of its frozen foods, it intends on shipping to such potential purchaser a sample of its products in order to attract the purchaser's interest.

Subsidiaries
------------

The Company has eight (8) subsidiaries, all of which are wholly owned by the Company.

There are three subsidiaries which oversee and independently operate the restaurants owned by the Company. Floridino's, Inc., a New York corporation, operates the Company's restaurant in New York City; Floridino's Express, Inc., a Florida corporation, operates the Company's Lake Wales restaurant which opened in May 2000; and Floridino's of Lakeland, Inc., a Florida corporation, operates the Lakeland restaurant. A fourth subsidiary, Floridino's of Delray Beach, Inc. operated the Delray Beach restaurant which was subsequently closed in July 2000 because it had failed to meet management's initial goals.

The Company's frozen foods segment has the following two subsidiaries:
Floridino's Specialties Distributions, Inc., which oversees the development and production of Italian frozen food products including calzones, pizza and pazzo rolls at the Company's Lakeland plant, and Triton Prestige Products, Inc. which manages the Palm City plant.

The Company's franchising concept is owned and managed by Floridino's International, Inc.

The Company has another wholly owned subsidiary, Toho Holdings, Inc., which holds the Company's real estate properties.

The Company owned five parcels of land in the State of Florida. The Company sold two of these parcels, located in Winter Haven, Florida, in January 2000. One of the remaining three parcels of land, also in Winter Haven, Florida, is currently listed on the market; however, the Company has not entered into any agreement for this property. The Company's three remaining parcels of land held through Toho Holdings, Inc. are the land and warehouse structure at its Lakeland plant, the land and warehouse structure adjacent to the Lakeland plant, and a building in Winter Haven, Florida which is used for corporate administration.

On January 17, 2000, the Company acquired all of the outstanding shares of common stock of Triton Prestige Products, Inc. in exchange for 50,000 shares of the Company's restricted Common Stock. Triton is now a wholly owned subsidiary of the Company. Triton has been operating since July 1999. Its primary business is to provide frozen pizza products through its frozen food plant in Palm City, Florida to institutions, schools and governmental entities for consumption in their cafeterias. The Triton brands of products are sold under the Triton brand name and label.

The Company previously operated the following subsidiaries: Floridino's Pizza, Etc., Inc., Floridino's of Lake Wales, Inc., Hard Ball Cafe, Inc., Floridino's Home of the Calzone, Inc., Floridino's of Delray and Floridino's of Bartow, Inc. Operations of these subsidiaries were discontinued by the Company as they failed to realize sufficient profit.

Trademarks and Service Marks
----------------------------

The Company is the owner of various trademarks and service marks which are utilized by the Company in the course of its business. The service mark "Home of the World's Largest Calzone,"is utilized to promote the Company's restaurant division and also the frozen foods division. The service mark, "Floridino's", is used to promote the Company's segments which utilize the Floridino's name.

The service mark "Zoop Soups" was acquired by the Company in November 1998 during the course of its acquisition of Zoop Soups, Inc., and is used to promote the Zoop Soups concept in the restaurant operated by the Company in New York City. The trademark, "Everything's Going Pazzo at Floridino's" is used to promote the Company's restaurant division and is also used by the franchisees under the terms and conditions of their respective franchise agreements. The Company has also filed an application for the registration of the service mark, "Fast Italian", which is currently pending.

The Company has assigned no value to trademarks and service marks in its financial statements at December 31, 1999.

Employees
---------

As of September 30, 2000, there were 100 employees of the Company. There were 75 employees located in Florida and 25 employees located in New York. The restaurant segment had 65 employees, the frozen food processing segment had 29 employees and corporate administration had 6 employees.

Governmental Approvals and Regulations
--------------------------------------

The frozen food products which are produced by the Company are subject to inspection and approval by the U.S. Department of Agriculture. The Company facilitates inspection by the requisite government inspector on the premises of the Company's two production plants who insures that all of the goods produced by the Company are in compliance with the regulations and guidelines of the Department of Agriculture.

ITEM 2.  Description of Property
         -----------------------

As of September 30, 2000 the Company held ownership to three (3) parcels of land situated in the State of Florida as follows:

                  i. A parcel at 3560 Cypress Gardens Road, Winter Haven, Florida, is valued at $160,000 and possesses encumbrances of $120,000. This is the location of the Company's corporate offices and is approximately 2,520 square feet.

                  ii. The parcel at 8141 State Road 33 North, in Lakeland, Florida is the site of the Company's frozen food production plant. The production plant is approximately 6,000 square feet. The land site and building structure are valued at approximately $400,000.

                  iii. The parcel at 8135 State Road 33 North, in Lakeland, Florida is the site adjacent to the Company's Lakeland plant and is approximately one acre in size. The land site is valued at $350,000.

ITEM 3. Legal Proceedings
        -----------------

There are no material legal proceedings outside of the ordinary course of business.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  Market Price of and Dividends for Common Equity
         -----------------------------------------------
         and Related Stockholder Matters
         --------------------------------

The Company's Common Stock is quoted on the NASD Electronic Bulletin Board (OTC:BB) under the trading symbol "FDNO". The following table sets forth, the highest and lowest bid prices for the Common Stock as reported by the National Quotation Bureau. The prices set forth below represent inter-dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions.

                                                  High                Low
                                                 ------              ------

Fiscal Year Ended December 31, 1997:
------------------------------------

Fourth Quarter ...............................    $6.00               $5.00

Fiscal Year Ended December 31, 1998:
------------------------------------

First Quarter.................................    $5.50               $5.25
Second Quarter................................    $5.50               $4.00
Third Quarter.................................    $5.75               $5.375
Fourth Quarter................................    $5.50               $5.00

Fiscal Year Ended December 31, 1999:
------------------------------------

First Quarter.................................    $6.0625             $5.00
Second Quarter................................    $6.125              $5.00
Third Quarter ................................    $7.875              $5.625
Fourth Quarter ...............................    $8.875              $6.00

Fiscal Year Ended December 31, 2000:
-----------------------------------

First Quarter.................................    $9.25               $8.25
Second Quarter................................    $9.25               $6.03
Third Quarter ................................    $8.31               $3.50

Holders
-------

There were approximately 73 holders of record of the Company's Common Stock as of September 30, 2000.

Dividends
---------

The Company has not declared or paid any cash dividends to date and does not anticipate or contemplate paying dividends in the forseeable future. The Company plans to retain any future earnings for use in the Company's business.

ITEM 6. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------

As noted by our auditors report dated March 22, 2000, except for note 17 for which the date is November 15, 2000 on the financial statements as of December 31, 1999, there is a substantial doubt raised about the ability of the Company to operate as a going concern based upon the substantial losses that the Company has incurred. The Company's plans to address this issue were to close all 11 unprofitable restaurants during fiscal 1999 and to raise additional capital through a private offering. These funds were to be used to satisfy outstanding debt of the closed restaurants, to fund the reconstruction of the Lakeland frozen food processing plant in order to satisfy the demand requirements of the potential buyers of the Company's products, and to hire experienced employees and independent contractors to manage and upgrade the existing restaurant segment and Lakeland frozen food plant. It is estimated that the Company will need approximately $100,000 to finish construction of the Lakeland frozen food plant and approximately $159,000 to satisfy debt still outstanding attributable to the debt of the closed restaurants. Management cannot guarantee that it will be able to remove the threat against continuing as a going concern should the Company raise the funds needed to finish the construction on the plant and satisfy the outstanding debt. Management cannot guarantee that the frozen food processing segment will be successful once it is opened. Management feels that the segment will need a year, at least, of operations, in order to develop a market for its product and for the segment to become profitable.

Management estimates that it will need to raise at least $2.0 million in order to complete construction, pay its outstanding debt, and to ensure time for the frozen food segment to develop. However management cannot guarantee that the Company will be able to operate as a going concern should the funds be raised and these goals be accomplished. The Company intends to raise the funds necessary through a private placement offering of stock and debt although no assurances can be given that it will be successful.

Results of Operation
--------------------

During the past two years, the Company's operations failed to realize net income due to a decrease in revenue and reduction in patrons to its restaurants. The Company also experienced a decrease in franchising fees and royalties as the franchise stores operating under the Company's concept were also experiencing decreased revenue. This led the Company to believe that it required a new approach to its operations. The Company's management was replaced in March 1999 and new management has sought an aggressive approach to develop and market the Company's product line which management believes is of very high quality. New management determined that the Company's restaurants required a fresher, more-upscale fast service image and ambiance to attract customers.

In the past year, the Company has raised approximately $2.1 million though the sale of equity and debt. During the year, the Company received $346,500 from the exercise of warrants. The majority of these funds were used to pay the outstanding debt of the closed restaurants. In addition, the Company raised $1,000,000 through the private sale of 2,000,000 shares of common stock. The majority of these funds were used to upgrade and equip the Lakeland frozen food plant. The Company also raised $750,000 in a convertible promissory note offering. These funds were used to purchase the frozen food plant and the land adjacent to the plant. Management's goal is to have a state of the art processing plant producing the Company's line of frozen foods. The Company has also expended the funds it has raised to revamp its restaurant concept. New management determined that the Company should create restaurants which were more upscale and esthetically pleasing to customers than those previously operated. As a result the Company shut all of its existing restaurants. After a period of reconstruction, it reopened and then implemented its new concept at restaurants in Lakeland, Florida and New York, New York.

The Company opened two additional restaurants in Delray Beach, Florida and Lake Wales, Florida in December 1999 and May 2000. Funding for the purchase of the Lakeland frozen food plant and the land adjacent to the plant has been undertaken primarily through the proceeds from the sale of a $750,000 convertible promissory note. The funds from the exercise of the warrants were used to repay previous debts of the closed restaurants. The funds from the $1,000,000 sale of equity in July 1999 were used to acquire equipment and machinery for the development of the Company's frozen food plant in Lakeland, Florida. The Company believes that it has the capacity to raise additional funds if and when they are required. The Delray Beach restaurant was closed in July 2000 after management concluded that its initial expectations of success for this restaurant had not been met.

Additional funds may be raised through the sale or mortgaging of the parcels of real estate held by the Company. Additionally, the Company's management believes that its newly developed concept and operations will attract investors. At this time, the Company has no line of credit with any financial institution. However, the Company's management believes that its new operations will generate sufficient revenue during the next twelve months to enable the Company to secure a line of credit with a financial institution, if needed.

As noted by our auditor's report dated March 22, 200, except for note 17 for which the date is November 15, 2000 on the restated financial statements as of December 31, 1999, there is a substantial doubt raised about the ability of the Company to operate as a going concern based upon the substantial losses that the Company has incurred. As noted, the Company's management addressed this issue by closing all unprofitable restaurants during fiscal year 1999. The Company raised approximately $2.1 million during the year in order to implement management's plan to reorganize the Company and to redirect the Company's focus to future profitability.

During the year ended December 31, 1999, the Company raised $1,000,000 in a private offering of common stock, $750,000 in a convertible promissory note private offering, and $346,500 upon the exercise of common stock warrants. The warrants originally were exercisable at $1.00 per share. On March 29, 1999, in order to induce exercise, the Company lowered the exercise price from $1.00 to $.50 per share for the warrants remaining. Of the 558,000 warrants exercised in fiscal 1999, 135,000 were exercised at $1.00 per share and 423,000 were exercised at $.50 per share.

The convertible promissory note matures in October 2001 and carries interest of 9%. The promissory note is convertible into common stock at the average market price of the common stock for the five days preceding conversion, less 40% starting in October 2000.

In addition, the Company borrowed $500,000 from a financial institution during the last quarter of fiscal 1999. The loan is secured by the Lakeland plant building and the land adjacent to the plant, and carries interest of 9%. The loan matures in December 2002. The Company used the loan proceeds to fund its operations and the opening of the Delray Beach and Lake Wales restaurants.

The Company expended approximately $775,000 during the year to upgrade the Lakeland plant facility and to reconstruct and upgrade restaurant space. Management's reorganization efforts were substantially completed by the fourth quarter of 1999. The Lakeland plant had been reconstructed to satisfy the needs of the expected demand for the Company's product and USDA requirements. A testing phase of the Company's frozen food products was completed in the fourth quarter of 1999 and the results were excellent. The frozen food processing segment began receiving orders for product in January 2000.

In addition, the improvement of the New York restaurant and the Lakeland restaurant was completed and the restaurants were reopened in the latter part of fiscal 1999. The restaurants were reconstructed to conform to management's vision of a fast, self-service, casual Italian food restaurant. The Company opened two additional restaurants in Delray Beach, Florida and Lake Wales, Florida in December 1999 and May 2000, respectively. However, the Delray Beach restaurant was closed in July 2000 after management concluded that its initial expectations of success for the restaurant had not been met.

As of December 31, 1999, the Company's restaurant equipment was used to secure capital leases and bank loans in the amount of $286,670. In addition, the Company's real estate assets were used to secure approximately $914,000 of short and long-term debt. Material commitments for capital expenditures include approximately $100,000 for an upgrading and completion of the Company's production facilities as it relates to its frozen food plant. Sources of funding for these expenditures include those derived from the Company's sale of the two parcels of real estate received from an officer of the Company in exchange for preferred stock thereafter converted to common stock. The Company has entered into a Contract of Sale for two of the parcels, located in Winter Haven, Florida, with a purchase price of approximately $410,000. The sale of the two parcels was consummated on January 15, 2000. A third parcel of land, also in Winter Haven, Florida, is listed for sale; however, the Company has not entered into any Contract of Sale for this property.

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

Impact of Inflation
-------------------

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

The Company would consider raising its prices in the event of a significant increase in the cost of labor. As of September 30, 2000, the Company had 100 employees. As the Company opens additional restaurants and expands its frozen food segment, the Company expects to hire additional employees. As the number of employees increases, any rise in the cost of labor will have a more significant impact on the Company which may in turn cause the Company to increase its prices.

General Statement - Factors that may affect future results
----------------------------------------------------------

With the exception of historical information, the matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward looking statements under the 1995 Private Securities Litigation Reform Act (the "Reform Act") that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

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

The Company's operating history, including its losses and revenues, primarily reflect its operations for the past year. For the year ending December 31, 1999 the Company had $1,296,308 in revenue and a net loss of $1,094,146. As of December 31, 1999 the Company had a net stockholders' equity of $721,794.

I.  Segment Reporting Disclosures
    -----------------------------

The Company operates two business segments: restaurants and franchising, and food processing. In November 1998, management decided to close all of its existing restaurants at that time and to restructure a new restaurant concept that emphasized a "fast casual, self-service" style of food delivery as opposed to the more traditional type of restaurant that it had in place at the time. The Company would still concentrate its marketing efforts in Italian foods. The Company's staff was reorganized and its restaurant space was reconfigured to deliver its food products according to the new philosophy. During 1999, the Company opened two restaurants after a period of reconstruction and staff reorganization, Floridino's, Inc., and Floridino's of Lakeland, Inc. In the first and second quarter of fiscal year 2000, a restaurant was opened in Delray Beach, Florida and a restaurant was opened in Lake Wales, Florida. However, the Delray restaurant was subsequently closed in July 2000.

The frozen food processing plant in Lakeland, Florida underwent reconstruction which was completed in 1999 and began receiving orders in January 2000. During 1999, the processing plant was being reconstructed to conform to USDA guidelines and to the requirements imposed by of potential customers. The potential customers for the Company's processing plant products are large retail restaurants and fast food outlets. Based upon the results of the initial testing phase required by the potential buyers of the Company's product, it became clear that the plant would not be able to meet the expected demand that was estimated. In order to meet the anticipated demand that was estimated by the potential customers, the plant had to be refitted and upgraded. This period of upgrade was completed and all requirements of the potential customers regarding the plant had been satisfactorily met in 1999.

Please see the discussion and analysis that follows.

Restaurant Segment: Results of Operations
-----------------------------------------

Gross sales for the year ending December 31, 1999 for the restaurant division decreased to $1,263,214 or 28% from gross sales for the similar period in 1998. Consequently gross profit for the year also decreased to $416,304 or 40% as compared to the similar period in 1998. As expected, this decrease was due to the closing of the unprofitable restaurants in 1999, thereby decreasing gross sales revenues. During the fiscal year 1998, the gross sales of the restaurants that were eventually closed totaled approximately $1,578,000. During the fiscal year 1999, the subsequently closed restaurants generated approximately $403,000 in restaurant sales.

Gross profits as a percentage of total revenues decreased to 33% for fiscal year 1999 as compared to 39% for fiscal year 1998. The decrease in the gross profit percentage is mainly attributable to the increased depreciation expense resulting from the significant increase in capitalized reconstruction costs of the restaurants, in addition to the assets acquired by the Company in the acquisition of Floridino's, Inc. in November 1998. For the twelve months ended December 31, 1999, depreciation expense was approximately $171,000 for the segment as compared to approximately $70,000 for fiscal year 1998. Approximately $160,000 of gross profits during fiscal year 1999 are attributable to the subsequently closed restaurants.

Selling, general, and administrative costs for this segment decreased to $947,885 as compared to $1,126,214 for the similar period in 1998, or 16%. This decrease is attributable to closing of the unprofitable restaurants in 1999 resulting in overhead savings.

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

The restaurant segment showed a loss from continuing operations of $531,581 as compared to a loss of $434,562 for a similar period in 1998. However, management is encouraged by the results obtained from the reorganization of the restaurant segment undertaken in late 1998 and through 1999 and expects the benefits of this reorganization to be realized in 2000. The segment started to become profitable in the second quarter of fiscal year 2000.

During the year, the equipment from the restaurants that were closed was transferred to storage. Management determined that the equipment's carrying value was less than its net realizable value and decided to write- off the carrying value of this equipment. The amount written off was $55,000.

Processing Plant:  Results of Operations
----------------------------------------

Toward the end of 1998, the Company decided that a significant profit could be made from the production and marketing of its unique style of Italian food products, specifically, calzones and pizza rolls. Based upon the initial response to its products from large Italian food franchises located in Florida and from large nationwide retail fast food outlets, the Company decided to open this segment in early 1999 and began operations in January 2000. The Company contracted with a consulting firm to oversee the plant operations and manage plant personnel. In addition, the Company expended approximately $456,000 for equipment and construction of its plant facility.

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

Consolidated Company
--------------------

On a consolidated basis, revenues decreased from $1,758,507 in 1998 to $1,296,308 in 1999, or 26%, as a result of management's plan to reorganize the restaurant segment. Gross profit as a percent of revenues decreased in 1999 from 39% to 31%. This decrease is a result of management's efforts to move from a full service restaurant concept to a fast, self-service concept. Historically, a full service restaurant has higher profit margins and less volume while the self-service restaurant has lower profit margins but higher volume. In addition, depreciation expenses allocated to cost of goods sold were substantially higher than in fiscal year 1998. These increases resulted from the significant equipment acquisitions and construction costs incurred during the fiscal year.

On a consolidated basis, corporate overhead increased to $1,805,450 through December 31, 1999 from $1,190,113 for the similar period in 1998. The main components of this increase were $250,000 in professional fees and consulting costs attributable to the Company's restructuring, $100,000 in payroll reflected the hiring of plant personnel, and $150,000 in rent on the reconstructed plant facility in Lakeland, Florida.

The Company has recognized an unrealized gain on short- term marketable investments of $380,321 and a realized gain on short- term marketable investments of $29,793 as a result of its investment in shares of Cantebury Investing Inc. (CITI). The investment is made for speculative purposes and is classified as a trading security as per SFAS 115. The Company intends to sell this investment during fiscal 2000.

Interest expense has increased to $179,031 in 1999 as compared to $29,322 in 1998 as a result of the increase in capital leases the Company has entered into in 1999, the interest accrued on the $750,000 convertible promissory note and the assumption and acquisition of mortgages on real estate assets acquired. In addition, the beneficial conversion feature of the convertible promissory note calculates to $500,000 and is recognized as an addition to paid- in capital. The beneficial conversion feature, or debt discount, is being amortized as interest expense over a period of one year, at which time, the promissory note becomes convertible. Amortization of the debt discount to interest expense at December 31, 1999 amounted to $111,111.

After interest expense and the recognition of the favorable settlement of the Company's long- term debt of $78,533, net of tax, the Company realized a net loss of $1,094,146, or $.18 per share, as compared to a loss of $519,187, or $.19 per share, for the similar period in 1998.

Discussion of Financial Condition- Liquidity and Capital Resources
------------------------------------------------------------------

At December 31, 1999, the Company had a working capital deficit of $549,718 as compared to $855,053 at December 31, 1998. On a consolidated basis, the Company had cash balances totaling $359,449 as compared to $15,502 at December 31, 1998. This increase is primarily due to the offering of 2,000,000 shares of common stock in May 1999 for $1 million, the issuance of a $750,000 convertible promissory note in October of 1999, $346,500 raised from the exercise of common stock warrants, the acquisition of long-term debt of approximately $500,000 less property and equipment purchases of approximately $931,000, and the payment of long-term debt of approximately $336,000 and operating losses of approximately $982,000.

Total current liabilities increased to $1,432,771 at December 31, 1999 as compared to $897,464 at December 31, 1998. The substantial increase in current liabilities is primarily due to the increase of approximately $595,000 of unsecured debt currently due, incurred as a result of the reconstruction of the New York restaurant. In November 2000, the maturity dates of this debt were extended to January 2002.

The net property and equipment of the Company increased $1,927,065 during fiscal 1999 to $2,439,087 at December 31, 1999. The main components of this increase were approximately $220,000 for the purchase of the plant, $456,000 in the acquisition of plant assets for the processing segment, $318,000 for construction costs for the restaurant segment, $639,000 in three buildings acquired from an officer of the firm in return for preferred stock later changed to common stock, and the purchase of land adjacent to the plant for $320,000. In addition, the Company decided to write-off the book value of approximately $55,000 of restaurant equipment from the closed restaurants.

Capital lease financing obligations increased to $127,558 at December 31, 1999 from $49,200 at December 31, 1998. This increase is due primarily to the increase in equipment leases entered into during 1999 on behalf of the frozen food processing segment. Long-term debt increased to $1,444,678 at December 31, 1999 as a result of the costs of reconstruction and the assumption of real estate mortgages in the stock transaction with an officer of the Company noted above and $500,000 in real estate mortgages acquired in the last quarter of 1999.

The Company is the lessee of certain equipment accounted for as capital leases in 1999. The assets and liabilities of the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset purchased. The assets are being amortized over the term of the lease or the estimated useful life of the asset, whichever is less.

Minimum future lease payments for capital leases as of December 31, 1999 are as follows:

                                      2000                    $ 45,706
                                      2001                      46,777
                                      2002                      46,777
                                      2003                      39,024
                                      2004                      12,420
                                                              ---------
Total future minimum lease payments                            190,704
Less amounts representing interest                             (63,146)
Present value of net minimum lease                            --------
payments                                                      $ 127,558
                                                              =========
Interest rates on capitalized leases range from 17% to 27% imputed based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

The following comprises debt as of December 31, 1999:

$64,114- Notes payable to an unrelated party at a rate of 9% due May 21, 2000 and October 10, 2000. The loans are secured by a building owned by the Company and require monthly payments of $718.

$500,000- Mortgages payable to a financial institution at an interest rate of 9% due in December 2002. The mortgages are secured by the land and a building owned by the Company. Quarterly payments of $11,251 consisting of interest only.

$84,000- Mortgage payable to an individual at an interest rate of 9% secured by a building owned by the Company. The loan is due January 2000. Monthly payments of interest only are $750. The loan is currently being renegotiated.

$126,801- Mortgage payable to an individual at an interest rate of 10% secured by a building owned by the Company. The loan is due in June 2007. Monthly payments are $2,023.

$139,276- Mortgage payable to an individual at an interest rate of 9% secured by the processing plant owned by the Company. The loan is due in June 2007. Monthly payments are $1,773.

$237,207- Unsecured note payable to a contractor at an interest rate of 8.25%. Balloon payment due January 2002.

$258,020- Unsecured notes payable to entities controlled by the majority shareholder and Chairman of the Board at an interest rate of 8.25%. Balloon payments are due in January 2002.

$35,260- Other notes payable due to individual suppliers with no stated interest rate

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
                                                ==========

Stockholders' equity increased to $721,794 at December 31, 1999 from a deficit of $370,560 at December 31, 1998. The main source of this increase was $1,000,000 raised in July 1999 through a private placement offering of common stock, $250,000 of common stock issued to an officer of the Company in exchange for real estate assets, the recognition of $500,000 as a favorable conversion feature from the $750,000 convertible promissory note, $346,500 in net proceeds from the exercise of common stock warrants, and a net loss from operations of approximately $1,094,000.

Year 2000 Disclosure
--------------------

The Company did not experience any computer problems related to the year 2000.

ITEM 7. Financial Statements
        --------------------

The following financial statements of the Company are included herein:

         Report of Independent Auditors
         Consolidated Balance Sheets (Restated)
         Consolidated Statement of Operations (Restated)
         Consolidated Statement of Cash Flows (Restated)
         Consolidated Statement of Stockholders' Equity (Restated) Notes to Consolidated Financial Statements

                                Auditor's Report


To the Shareholders of Floridino's International Holdings, Inc. and its Subsidiaries

We have audited the accompanying consolidated balance sheet of Floridino's International Holdings, Inc. (the "Company") and its Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The statements of operations, shareholders' equity, and cash flows of Floridino's International Holdings, Inc. and its Subsidiaries for the year ended December 31, 1998, were audited by other auditors whose report dated October 12, 1999, except for note 17 for which the date is November 15, 2000, expressed a qualified opinion on those statements regarding an uncertainty as to the Company's ability to continue as a going concern.

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

Berkovits & Company, P.A.
Plantation, Florida
March 22, 2000, except as to note 17, for which the date is November 15, 2000

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                                  (AS RESTATED)

                                     ASSETS

Current Assets
  Cash                                                              $   359,449
  Investments in marketable equity securities                           471,250
  Inventory                                                              52,354
                                                                    -----------
  Total Current Assets                                                  883,053
                                                                    -----------

Property and equipment, net                                           2,439,087
                                                                    -----------
Other assets
 Deposits and other assets                                               42,547
 Organizational costs (net of amortization)                               1,690
                                                                    -----------
  Total Other Assets                                                     44,237
                                                                    -----------
  TOTAL ASSETS                                                      $ 3,366,377
                                                                    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                   $   490,924
 Accrued expenses                                                        61,200
 Notes payable to banks                                                 159,112
 Current portion of obligations under capital leases                     21,669
 Current portion of long term debt                                      699,866
                                                                    -----------
 Total Current Liabilities                                            1,432,771

Capital lease obligations                                               105,889
Long term debt                                                          744,812
Convertible promissory note (net of amortization)                       361,111
                                                                    -----------

TOTAL LIABILITIES                                                     2,644,583
                                                                    -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.001; authorized
25,000,000 shares; issued and outstanding
7,707,000 shares at December 31, 1999                               $     7,707
Additional Paid in Capital                                            3,068,409
Accumulated Deficit                                                  (2,354,322)
                                                                    -----------
 Total Stockholders' Equity                                             721,794
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 3,366,377
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  (AS RESTATED)

                                                 December 31,       December 31,
                                                    1999                1998
                                                 -----------        -----------
REVENUES
 Food and Beverage Sales                         $ 1,261,167        $ 1,666,800
 Franchise revenues                                      -0-             59,500
 Royalty revenues                                     35,141             32,207
                                                 -----------        -----------
Total Revenues                                     1,296,308          1,758,507
 Less cost of goods sold                             894,620          1,066,855
                                                 -----------        -----------
 Gross Profit                                        401,688            691,652

OPERATING EXPENSES:
 General Administrative                            1,805,450          1,190,113
                                                 -----------        -----------
 Total Operating Expenses                          1,805,450          1,190,113
                                                 -----------        -----------
Net loss from operations                          (1,403,762)          (498,461)

OTHER INCOME (EXPENSES):
 Unrealized gain on short
 term investment                                     380,321                 --
 Other income                                         29,793              8,596
 Interest expense                                   (179,031)           (29,322)
                                                 -----------        -----------
 Total other income (expenses)                       231,083            (20,726)
                                                 -----------        -----------
LOSS FROM OPERATIONS BEFORE
INCOME TAX PROVISION AND
EXTRAORDINARY ITEM                                (1,172,679)          (519,187)
Provision for Income taxes                                --                 --
LOSS FROM OPERATIONS BEFORE                          _______             ______
 EXTRAORDINARY ITEM                               (1,172,679)          (519,187)

EXTRAORDINARY ITEM:
 Gain on early extinguishment
 of debt (net of $40,457
 tax credit)                                          78,533                 --
                                                 -----------        -----------
Net loss                                          (1,094,146)          (519,187)
                                                 ===========        ===========

Net Loss per common share:
 Basic:
 Loss from continuing operations                 $      (.19)       $     (0.19)
 Gain from extraordinary item                            .01                .00
                                                 -----------        -----------
 Net loss per share                              $      (.18)       $     (0.19)
                                                 ===========        ===========

Weighted average shares
 outstanding                                       6,306,651          2,698,974
                                                 ===========        ===========

The accompanying notes are an integral part of these financial statements.

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  (AS RESTATED)

                                                     December 31,   December 31,
                                                        1999           1998
                                                    -----------     -----------
 CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net Loss                                          $(1,094,146)    $  (519,187)
  Adjustments to reconcile
    net loss to net cash provided by
    (used in) operating activities:
    Depreciation and
      amortization                                      245,771          91,214
    Compensation expense paid
      by issuing common stock                            90,000              --
    Unrealized gain on short
      term investment                                  (380,321)             --
    Bad debt expense                                     14,255              --
     Amortization of debt discount                      111,111              --

Changes in Assets and Liabilities
   Royalties Receivable                                  11,826             424
   Inventory                                            (37,271)          3,452
   Short term investments                               (90,929)             --
   Other Assets                                          42,528          (7,729)
   Deferred franchise fee revenue                            --         (59,500)
   Payments of bank overdrafts                          (19,903)         18,759
   Accounts payable                                     180,369          45,048
   Accrued expenses                                     (74,872)         66,091
                                                    -----------     -----------
NET CASH USED BY OPERATIONS                          (1,001,582)       (361,428)
                                                    -----------     -----------
INVESTING ACTIVITIES:
  Purchase of land adjacent to
   plant                                               (320,000)              0
  Purchase of
   property and equipment                              (611,045)         39,501
                                                    -----------     -----------
NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                                (931,045)         39,501
                                                    -----------     -----------

FINANCING ACTIVITIES:
 Obligations to Banks                                   159,112              --
 Proceeds from issuance of
  convertible promissory note                           750,000              --
 Increase (decrease) in loan
   to stockholder                                      (152,799)        131,728
 Issuance of common stock upon
   Exercise of warrants                                 346,500         261,000
 Issuance of common stock                             1,000,000              --
 Payment of long term capital
     lease obligations                                  (49,206)        (24,280)
   Payment of long term debt                           (335,608)        (31,019)
 Proceeds of
   long term debt                                       558,575              --
                                                    -----------     -----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                  2,276,574         337,429
                                                    -----------     -----------
NET INCREASE IN CASH DURING
 THE PERIOD                                             343,947          15,502
CASH BALANCE AT BEGINNING OF
 FISCAL YEAR                                             15,502              --
CASH BALANCE AT END OF                                       --              --
 THE PERIOD                                         $   359,449     $    15,502
                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURES:
 Interest paid during
  the period                                        $    67,920     $    29,322
 Acquisition of fixed assets by
  capital leases                                    $   127,564     $    49,200
 Acquisition of fixed assets by
  long term debt                                    $   495,227              --
 Acquisition of fixed assets by
  the assumption of long term
  debt and issuance of common
  stock                                             $   509,535              --
 Stock issued for acquisition of
  fixed assets                                               --     $    87,079
 Stock issued for acquisition
   of subsidiary                                             --     $   337,442
 Stock issued for services rendered                 $    90,000              --
 Stock issued for acquisition of real estate        $   250,000              --


The accompanying notes are an integral part of these financial statements.

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998
                                  (AS RESTATED)


                                           Common Stock            Preferred Stock
                                           ------------            ---------------          Paid in     Accumulated
                                        Shares        Amount      Shares      Amount        Capital       Deficit          Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 1, 1998                        2,518,000      $   2,518      --     $      --      $ 109,631      $(659,043)      $(546,894)

Issuance of common
 stock upon exercise
 of warrants                             261,000            261      --            --        260,739             --         261,000

Issuance of common
 stock for the
 purchase subsidiary
                                       1,680,000          1,680      --            --        335,762             --         337,442
Issuance of common
 stock for equipment                     500,000            500      --            --         86,579             --          87,079

Net Loss                                      --             --      --            --             --       (519,187)       (519,187)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
DECEMBER 31, 1998                      4,959,000         4 ,959       --           --        792,711     (1,178,230)       (380,560)
as reported

Reclass purchase of minority
interest in 1997 to properly
disclose purchase of 100% of
the subsidiary                                                                                10,000                         10,000

Adjust the purchase of subsidiary
for stock in November 1998 from
the purchase method of accounting
to the pooling method of accounting                                                           81,946        (81,946)              0

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1998                                     4,959,000      --            --        884,657     (1,260,176)       (370,560)
as restated

Issuance of common
 stock upon exercise
 of warrants                             558,000            558      --            --        345,942             --         346,500

Issuance of
 common stock for
 compensation                            140,000            140      --            --         89,860             --          90,000

Issuance of
 common stock
 for private
 offering                              2,000,000          2,000      --            --        998,000             --       1,000,000

Issuance of
 preferred
 stock                                        --             --   50,000        250,000           --             --         250,000



Convertible promissory note
attributed to
favorable
conversion
feature                                                                                      233,333                        233,333


Net loss                                                                                                   (983,035)       (983,035)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
DECEMBER 31,
1999                                   7,657,000         $7,657   50,000        250,000    2,551,792     (2,243,211)        566,238
as reported

Reclass the issuance
of preferred stock for
real estate assets to an
issuance of common stock                  50,000             50  (50,000)      (250,000)     249,950                              0

Adjust the proceeds received
from promissory note attributable to
the favorable conversion feature
for proper disclosure                                                                        266,667       (111,111)        155,556
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
DECEMBER 31,
1999 as restated                       7,707,000         $7,707       -0-            -0-   3,068,409     (2,354,322)        721,794
====================================================================================================================================


The accompanying notes are an integral part of these financial statements.

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Floridino's Pizza Etc., Inc.- a restaurant located in Winter Haven, Florida that was closed in October 1999.

Hard Ball Cafe,, Inc.- a restaurant located in Winter Haven, Florida that was closed in April 1999.

Floridino's Home of the Calzone, Inc.- a restaurant located in Lakeland, Florida that was closed in May 1999.

Floridino's International, Inc.- a restaurant franchisor located in Winter Haven, Florida.

Floridino's of Bartow, Inc.- a restaurant located in Bartow, Florida that was closed in December 1998.

Floridino's Specialties Distributions, Inc. ("Specialties")- an Italian food manufacturer located in Lakeland, Florida incorporated in July 1998.

Floridino's Express, Inc.- a restaurant located in Lake Wales, Florida that was incorporated in January 1999.

Toho Holdings, Inc.- a company incorporated in 1999 to hold title to the real estate and lease agreements of the consolidated companies.

Floridino's , Inc.- a restaurant located in New York, New York, formerly Zoop Soups, Inc. This restaurant was reopened in September 1999 after a period of reconstruction.

Floridino's of Lakeland- a restaurant located in Lake Wales, Florida incorporated in September 1997. This restaurant was opened in January 1998, closed for reconstruction in October 1999, and reopened in November 1999.

Lake Wales- a restaurant located in Lake Wales, Florida that was closed in September 1998.

Delray- a restaurant incorporated in November 1999 located Delray Beach, Florida that was opened in December 1999; closed in July 2000.

Consolidation-The accompanying consolidated financial statements include the accounts of the Company and all its wholly owned and majority owned subsidiaries. All significant inter-company balances have been eliminated.

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

Investment in Marketable Securities-Investment in marketable securities represents the purchase of common stock of a publicly traded company. As per Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies this investment as a "trading security" and accordingly, the investment is recorded at fair market value at December 31, 1999 and an unrealized gain of $380,321 has been reflected as "other income" in the statement of operations.

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

Income Taxes-The Company accounts for income taxes under the accrual method established by Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences and events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted rates for the year in which the differences are expected to reverse.

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

Reclassifications- Certain accounts in the 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation.

Concentration of credit risk-Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash deposits and investments in marketable securities. The Company had cash demand deposit accounts of approximately $100,000 in domestic banks at year-end which were not insured. In addition, the Company has an investment in a common stock of approximately $471,000 at year-end. The market for this stock is not highly liquid due to the small float of the stock.

Note 2 - Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. However, during the years ending December 31, 1999 and December 31, 1998, the Company continues to experience certain going concern and liquidity problems. The Company has incurred net losses of $1,094,146 and $519,187 for the years ended December 31, 1999 and December 31, 1998, respectively. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to this matter is as follows: The Company, through a plan formalized in fiscal year 1998 and completed in 1999, closed all unprofitable restaurants. The Company plans to reopen new restaurants under new management with more emphasis on a "casual fast food/self-service" theme. During 1999, after a period of reconstruction and reorganization, the Company opened New York Floridino's and Lakeland. The Delray restaurant was opened in January 2000 but was closed by management in July 2000.

During the year ended December 31, 1999, the Company raised approximately $2.1 million through a Regulation D, Rule 505 offering, the exercise of common stock warrants, and the sale of a convertible promissory note for $750,000. These funds were used to satisfy some of the Company's long-term debt, reconstruct and improve current restaurant space, and to complete the construction of Specialties, its food manufacturing plant, and purchase of real estate and investments.

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Closed Restaurants

Through December 31, 1999, the Company had completed its plans to close the operations of unprofitable restaurants. The restaurants that were closed by management through 1999 are as follows:

               Floridino's Pizza Etc., Inc.
               Hard Ball Cafe, Inc.
               Floridino's Home of the Calzone, Inc.
               Floridino's of Bartow, Inc.

Note 4 - Litigation

The Company and its subsidiaries are defendants in various lawsuits filed by various suppliers for services rendered in the ordinary course of business. The Company has accrued the amounts of the proposed settlements in the accompanying consolidated financial statements, as well as the amounts of potential outstanding claims disclosed by the Company's outside counsel. Management believes that the eventual disposition of these lawsuits will not have a material impact on the consolidated financial statements.

Note 5-Commitments and Contingencies:

The Company is committed to various non-cancelable leases for restaurant space. At December 31, 1999, total future minimum lease payments under operating leases is as follows:

                            2000                           $  353,188
                            2001                              338,024
                            2002                              342,334
                            2003                              335,544
                            2004                              341,008
                            Thereafter                        914,400
                                                           ----------
 Total future minimum lease payments                       $2,624,498
                                                           ==========

Rent expense was $224,817 and $179,111 for fiscal years 1999 and 1998, respectively.

The Company is the lessee of certain equipment accounted for as capital leases in 1999. The assets and liabilities of the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset purchased. The assets are being amortized over the term of the lease or the estimated useful life of the asset, whichever is less.

Minimum future lease payments for capital leases as of December 31, 1999 is as follows:

                                      2000                   $  45,706
                                      2001                      46,777
                                      2002                      46,777
                                      2003                      39,024
                                      2004                      12,420
                                                             --------
Total future minimum lease payments                            190,704
Less amounts representing interest                             (63,146)
Present value of net minimum lease                           --------
payments                                                     $ 127,558
                                                             =========

Interest rates on capitalized leases range from 17% to 27% imputed based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

Note 6 - Common Stock Transactions

During fiscal year ending 1998, 261,000 warrants were exercised for a like number of shares at $1.00 per share.

During fiscal year ending 1998, the Company acquired a subsidiary for 1,680,000 shares of common stock.

During fiscal year ending 1998, the Company acquired equipment for 500,000 shares of common stock.

During fiscal year ending December 31, 1999, the balance of warrants outstanding from an offering completed in July 1997 were exercised or expired. During the period, 558,000 warrants were exercised resulting in proceeds to the Company of $346,500 and the issuance of 558,000 shares of common stock. The balance of the outstanding warrants (63,000) expired on March 31, 1999. During the period, the Company extended the original warrant expiration date to March 31, 1999 and the exercise price was lowered from $1.00 to $.50 per share in order to induce the exercise of the remaining warrants. Of the 558,000 warrants, 135,000 were exercised at $1.00 per share and 423,000 were exercised at $.50 per share.

In August 1999, the Company issued 100,000 shares in return for services rendered by an outside consultant. As a result, $64,000 was recorded as compensation expense for this transaction.

In August 1999, the Company issued 40,000 shares of common stock to a director of the Company for consulting services (see Note 9 for further discussion).

In July 1999, the Company completed a Regulation D, Rule 505 offering resulting in net proceeds to the Company of $1,000,000 and the issuance of 2,000,000 shares of common stock.

As more fully discussed in Note 9, the Company issued 50,000 shares of common stock to the president of the Company in exchange for real estate assets transferred to the Company. The net fair market value of the real estate at the date of the transaction was $250,000, as determined by management.

Note 7 - Convertible Promissory Note

In the last quarter of fiscal year 1999, the Company received proceeds of $750,000 by issuing one convertible promissory note to one accredited investor. The promissory note matures in October 2001 and carries an interest rate of 9%. The promissory note is convertible into common stock at a 40% discount, from the preceding five day average market price of the common stock at the date conversion. The holder of the convertible promissory note will receive an aggregate fair value of $1,250,000 in common stock as opposed to $750,000 in aggregate proceeds received by the

Company at the date of conversion based upon the market price of the stock at issuance. The excess of $500,000 in aggregate proceeds to be paid to the holder of the convertible promissory note is being amortized to interest expense over a period of twelve months, when the promissory note become convertible into common stock. Total amortization of the debt recorded as interest expense at December 31, 1999 is $111,111.

Note 8 - Long-term debt

The following comprises long term debt as of December 31, 1999:

FLORIDINO'S INTERNATIONAL HOLDINGS, INC.

$64,114- Notes payable to an unrelated party at a rate of 9% due May 21, 2000 and October 10, 2000. The loans are secured by a building owned by the Company and require monthly payments of $718.

$500,000- Mortgages payable to a financial institution at an interest rate of 9% due in December 2002. The mortgages are secured by the land and a building owned by the Company. Monthly payments of $11,251 consisting of interest only.

$84,000- Mortgage payable to an individual at an interest rate of 9% secured by a building owned by the Company. The loan is due January 2000. Monthly payments of interest only are $750. The loan is currently being renegotiated.

$126,801- Mortgage payable to an individual at an interest rate of 10% secured by a building owned by the Company. The loan is due in June 2007. Monthly payments are $2,023.

$139,276- Mortgage payable to an individual at an interest rate of 9% secured by the processing plant owned by the Company. The loan is due in June 2007. Monthly payments are $1,773.

$237,207- Unsecured note payable to a contractor at an interest rate of 8.25%. Balloon payment due January 2002.

$258,020- Unsecured notes payable to entities controlled by the majority stockholder and Chairman of the Board at an interest rate of 8.25%. Balloon payment due in January 2002.

$35,260- Other notes payable due to individual suppliers with no stated interest rates.

                         Total debt                         1,444,678
                         Less current maturities              699,866
                                                            ---------
                         Long-term debt                    $  744,812
                                                           ==========

A schedule of maturities of long-term debt by fiscal year is as follows:

                                   Year                   Amount

                                    2000               $  699,866
                                    2001                  262,192
                                    2002                  286,934
                                    2003                   26,881
                                    2004                   29,861
                                  Thereafter              138,944
                                                       ----------
                                  Total                $1,444,678
                                                       ==========

Note 9-Related Party Transactions

The Company is indebted to its majority stockholder and Chairman of the Board for the cost of certain reconstruction of the New York restaurant incurred during 1999. Unsecured promissory notes payable of $258,020 to entities controlled by the Chairman were entered into on August 31, 1999 and carry an interest rate of 8.25%. The notes mature in fiscal year 2000 and are included in the current portion of long-term debt in the statement of financial condition.

In May 1999, the Company assumed title to three properties and their corresponding mortgages from the President of the Company. The estimated fair market value of the net equity of the properties at the date of the transaction was $250,000. The President was issued 50,000 shares of common stock in consideration for this transfer.

In August 1999, the Company issued 40,000 shares of common stock to a director of the Company for consulting services rendered in early 1999. Management has recorded $26,000 for the issuance of these shares as consulting expense as part of general administrative expense in the Balance Sheet.

Note 10-Segments

The segments of the Company follow the same accounting policies as the consolidated group. The following is a summary of the Company's segment information for fiscal years 1999 and 1998:

                                                       1999            1998
                                                   -----------      -----------
   Revenues
   Restaurants                                     $ 1,263,214      $ 1,758,507
   Food processing                                      33,094               --
                                                   -----------      -----------
   Total Revenues                                  $ 1,296,308      $ 1,758,507
                                                   ===========      ===========
           Gross Profit
   Restaurants                                     $   416,304      $   691,652
   Food processing                                     (14,616)              --
                                                   -----------      -----------
   Total gross profit                              $   401,688      $   691,652
                                                   ===========      ===========
   Loss from Operations
   Restaurants                                     ($  531,581)     ($  434,562)
   Food processing                                    (515,488)              --
   Corporate                                          (356,693)         (63,899)
                                                   -----------      -----------
   Total loss from operations                      ($1,403,762)     ($  498,461)
                                                   ===========      ===========
   Depreciation & Amortization
   Restaurants                                     $   170,586      $    69,931
   Food processing                                      47,666               --
   Corporate                                            27,519           21,283
                                                   -----------      -----------
   Total depreciation & amortization               $   245,771      $    91,214
                                                   ===========      ===========
   Interest Expense
   Restaurants                                     $    44,295      $    19,509
   Food processing                                      12,307               --
   Corporate                                           122,429            9,813
                                                   -----------      -----------
   Total interest expense                          $   179,031      $    29,322
                                                   ===========      ===========

   Total Assets
   Restaurants                                     $   892,024      $   566,368
   Food processing                                     510,839               --
   Corporate                                         1,963,514           74,830
                                                   -----------      -----------
   Total assets                                    $ 3,366,377      $   641,198
                                                   ===========      ===========

The following table provides the Company's geographic information for gross sales and assets:

                                                      1999               1998
                                                   ----------         ----------
     Gross sales- restaurants
     New York                                      $  578,392         $  190,721
     Florida                                          684,822          1,567,786
                                                   ----------         ----------
     Total gross sales                             $1,263,214         $1,758,507
                                                   ==========         ==========

     Gross sales- processing
     New York                                      $       --         $       --
     Florida                                           33,094                 --
                                                   ----------         ----------
     Total gross sales                             $   33,094         $       --
                                                   ==========         ==========

     Total Assets
     New York                                      $  664,776         $  349,729
     Florida                                        2,701,601            291,469
                                                   ----------         ----------
     Total assets                                  $3,366,377         $  641,198
                                                   ==========         ==========

The Company does not have any one customer who represents greater than 10% or more of consolidated gross sales.

Note 11-Earnings Per Share

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding during the fiscal year. The effects the common stock warrants that expired March 31, 1999 have not been included in the earnings per share calculation for 1998 since their inclusion would be anti-dilutive.

The effects of the convertible promissory note (note 7) issued in 1999 has not been reflected in the earnings per share calculation for 1999 since its inclusion would be anti-dilutive.

Note 12-Income taxes

At December 31, 1999 and December 31, 1998, the Company had $1,523,805 and $533,353 of net operating loss carry forwards which expire in years 2005 and 2004, respectively. No portion of the net operating loss carry-forwards has been recognized as a deferred tax asset at December 31, 1999 and December 31, 1998. The following is a reconciliation between net loss per the statement of operations and taxable loss at December 31, 1999 and December 31, 1998:

                                                    1999                1998
                                                -----------         -----------

     Net loss                                   ($1,094,146)        ($  519,187)
     Allowance for unrealized
     gain on investment                            (402,531)                 --
     Allowance for timing
     difference in
       depreciation expense                         (27,128)            (14,166)
                                                -----------         -----------
     Taxable loss                               ($1,523,805)        ($  533,353)
                                                ===========         ===========

     Deferred tax asset                         $   518,094         $   181,340

     Allowance for tax
       recoverability                              (518,094)           (181,340)
                                                -----------         -----------
     Deferred tax asset
      recognized                                $        --         $        --
                                                ===========         ===========

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective tax rate is as follows:

                  Statutory U.S. Federal rate             34%            34%
                  Loss from operations                   (34%)          (34%)
                                                         ----           ----
                  Effective tax rate                       0%             0%
                                                         ====           ====

Deferred tax benefit                              $  518,094      $ 181,340
Adjustment to bring
  To net realizable value                           (518,094)      (181,340)
                                                   --------        --------
Net realizable value                              $        0      $       0
                                                  ==========      =========

The statutory federal tax rate of 34% was used to calculate deferred tax assets.

Note 13-Subsequent events

In January 2000, the Company purchased 100% of the issued and outstanding common stock of Triton Prestige Products Inc., a food manufacturer located in Palm City, Florida, by issuing 50,000 shares of common stock. The combination was recorded as a purchase and accordingly, the fair market values of the assets and liabilities at the date of the transaction were recorded. The difference between the net fair value of the assets received and the fair value of the common stock issued at the date of the transaction was recognized as goodwill.

Note 14-Year 2000 Statement

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

Note 15-Notes payable to banks

The Company is currently in default on $159,112 of equipment loans from banks. The debt had matured in fiscal 1998 and 1999 and is included in current liabilities under the caption, "Notes payable to banks" in the financial statements. These notes carried interest at the prime rate plus 2% and were secured by equipment. The Company is currently negotiating with the bank to settle this debt.

Note 16-Property and Equipment

The major categories of property and equipment at December 31, 1999 are as follows:

                        Land                           $     320,000
                        Equipment                            572,180
                        Leasehold improvements               942,519
                        Vehicles                              17,232
                        Buildings                            859,000

                        Furniture and fixtures                 2,885
                                                           ---------
                  Total property and equipment             2,713,816

                  Less accumulated depreciation             (274,729)
                                                          ----------
                  Net property and equipment              $2,439,087
                                                          ==========

The category for equipment includes $127,558 in of equipment acquired under capital lease agreements. The amount of accumulated amortization of capital leases is included in accumulated depreciation and was $17,678 at December 31,1999. Depreciation expense was $245,771 and $91,214 for the years ended 1999 and 1998, respectively. During 1999 the Company wrote off approximately $55,000 of restaurant equipment associated with the closed operations. The equipment was pledged as security for bank loans (See Note 15) and is being held in storage until the bank debt is satisfied.

Note 17 -  Restatement and prior period adjustments

Subsequent to the issuance of the certified financial statements for December 31, 1999, it was determined that the accounting for the convertible promissory note and the amortization of the resultant debt discount should be restated. Although not considered material, the restatement affected the balance sheet, statement of operations, earnings per share, the statement of cash flows and changes in stockholders' equity.

In addition, the accounting for the operations of the closed restaurants had been disclosed as "cost of store closings" due to management's decision at the time that the restaurant segment would be discontinued. Subsequent to year end, management decided to reopen certain restaurants and not discontinue restaurant operations. The restated statement of operations now discloses the operations of the closed restaurants into their attendant categories. The restatement affected the balances of food and beverage sales, cost of sales, and general administrative expenses.

In addition, the issuance of preferred stock to an officer in exchange for real estate assets has been restated to an issuance of common stock because the Company's articles of incorporation preclude an issuance of preferred stock. The balances of common stock, preferred stock, and additional paid in capital have been affected by the restatement. The restatement of the cost of store closings and the preferred stock issuance affected the December 31, 1998 balance sheet and statement of operations. This restatement is also reflected in the financial statements included in the Company's Form 10-SB/A and in Note 16 therein.

The following table indicates the accounts that have been affected by the restatement:

                                     As Restated     As Reported
                                     -----------     -----------

Convertible promissory note          $   361,111     $   516,667
Common stock                         $     7,707           7,657
Preferred stock                      $        -0-     $   250,000
Paid in Capital                      $ 3,068,409     $ 2,469,846
Accumulated deficit                  $(2,354,322)    $(2,161,265)
Food & beverage sales                $ 1,261,167     $   858,052
Cost of goods sold                   $   894,620     $   619,082
Gross profit                         $   401,688     $   274,111
General administrative cost          $ 1,805,450     $ 1,519,886
Interest expense                     $  (179,031)    $   (67,920)
Net loss                             $(1,094,146)    $  (983,035)
Loss per share                       $      (.18)    $      (.16)

ITEM 8. Changes in and Disagreements with Accountants

The Company on January 17, 2000 dismissed the certified public accounting firm, Infante, Lago and Company, as a result of the departure of Jesus Lago, the partner overseeing the audit and financial reporting of the Company. Mr. Lago has become a partner of the certified public accounting firm of Berkovits and Company, P.A., located in the Plantation, Florida, and the Company elected to retain this firm for the purpose of conducting future audits of the Company and for providing financial reports for the Company. The engagement of the accounting firm of Berkovits & Company commenced on January 17, 2000.

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

The engagement of the accounting firm of Berkovits & Company commenced on January 17, 2000.

The Company on December 17, 1999 filed a Form 8-K reflecting this change which has been subsequently amended. The Form 8-K/A is incorporated by reference herein and investors are directed to that filing for disclosure purposes. The principal accountant's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope, or accounting principles. The accountant's report for the fiscal year ended December 31, 1999 was modified with respect to the Company's ability to continue as a going concern. Additionally, the decision to change accountants was approved by the board of directors of the Company and ratified by stockholders on July 21, 2000 at their annual meeting.

                                    PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                                Position(s) Held and
Name                  Age       Duration of Service          Family Relationship
-----------------     ---       -------------------          -------------------

William C. Keeler      47       Chief Executive Officer        None
Michael Floridino      42       President                      None
Frank Dolney           44       Secretary/Treasurer            None
Nick Pirgousis         45       Chairman of Board              Brother of George
                                                               Pirgousis
George Pirgousis       59       Director                       Brother of Nick
                                                               Pirgousis
William A. Scott       56       Director                       None
--------------------------------------------------------------------------------

* Roman Fisher was elected to serve on the Board of Directors at the annual meeting of stockholders held on July 21, 2000.

All directors hold office until the next annual meeting of stockholders, held on June 15th of each year, and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors. Set forth below is certain biographical information regarding the Company's executive officers and directors:

William Keeler, Chief Executive Officer. Since November 1999, Mr. Keeler has been the Company's Chief Executive Officer. Mr. Keeler has over twenty years of experience in the food industry including work in retail restaurants and wholesale distribution. From January 1998 to November 1999, Mr. Keeler worked as Vice President of Sales and Marketing for Bari Importing Corp., where he supervised all marketing aspects of that company, increased sales and profits over 20%, instituted a new commission program, instituted a new sales software program, designed an equipment program bringing new customers and opening new opportunities for the sales force. From1994 to May 1995, he was regional sales manager, and from May 1995 to September 1996, he was general sales manager, and from September 1996 to January 1998, he was vice president of sales, all at Rykoff Sexton US Food Services. Mr. Keeler was district sales manager and district sales director at Sysco Foods from 1991 to 1994. Prior to being territory and district sales manager and director of corporate produce sales for White Swan Food Service from 1984 to 1991, Mr. Keeler was the franchise owner of five Kentucky Fried Chicken franchises from 1978 to 1984.

Michael Floridino, President and Director. Mr. Floridino is the founder of the Company and since July 1997, he has been President and a director of the Company. Mr. Floridino has been in the restaurant business since he was a teenager. In 1988, Mr. Floridino moved to Winter Haven, Florida and founded the first Floridino's restaurant. He is the owner and originator of the recipes of Floridino's which have been handed down to him through his family and perfected by him. Mr. Floridino's expertise lies within the food development and restaurant operations business.

Frank Dolney, Secretary/Treasurer and Director. Mr. Dolney has been Secretary/Treasurer and a director since January 1999. During the past 18 years, Mr. Dolney has worked as an investment executive in the areas of portfolio management, private placements and tax strategy. From 1996 to 1999, Mr. Dolney served as a private investment consultant for various entities throughout the United States. From 1990 to 1995, Mr. Dolney worked with AT Broad & Company in New York as an investment executive identifying corporate finance and merger and acquisition candidates for top management. From 1979 to 1981, Mr. Dolney was Assistant Operations Manager with Merrill Lynch Pierce Fenner & Smith. Mr. Dolney graduated from Hofstra University in 1979 with a Bachelors of Business Administration in Finance and Economics.

Nick Pirgousis, Chairman of the Board of Directors. Mr. Pirgousis has been Chairman of the Board since January 1999 and served as Chief Executive Officer from June1999 until November 1999. Mr. Pirgousis opened his first restaurant at the age of 18 in New York City. Since the beginning of his career and through the present, Mr. Pirgousis has operated and managed various restaurants in New York. From early 1998 until its purchase by the Company in November 1998, he owned and operated Zoop Soups, Inc. Since 1982, he has been part owner of and has managed two Silver Spurs restaurants located in New York City with his brother, George Pirgousis. He has also overseen the growth of a number of establishments throughout his career in the food and beverage industry as a consultant utilizing his restaurant expertise to advise on the operation and management of each entity.

William Scott, Director. Mr. Scott has served as a director of the Company since March 1999. He is a certified accountant in the State of Florida for over 22 years and has an extensive financial and accounting background. In 1974, Mr. Scott started his own private accounting firm and continues in this private practice through the present. During the first seven years of his career, Mr. Scott worked for Price Waterhouse & Co.

George Pirgousis, Director. Mr. Pirgousis, the brother of Nick Pirgousis, has served as a director of the Company since January 1999. He has been a restauranteur for the past 35 years. Since 1982, he has managed and is part owner of the two Silver Spurs restaurants located in New York City with Nick Pirgousis, his brother. His expertise is the daily operations of restaurants with a strong emphasis in purchasing and inventory control.

Roman Fisher, Director. Mr. Fisher has served as a director of the Company since July 2000. Mr. Fisher has gained his management experience as a founder and executive officer of several private and public companies over the past 20 years. He is Executive Vice-President of Bork Consulting Corporation, a private consulting company where he is currently coordinating the consolidation of technology driven companies through strategic planning and development. Mr. Fisher was President and a Director of Globatron Corporation., a publicly traded telecommunications company (formerly known as Win-Gate Equity Group, Inc.) from its inception in May 1996 until January 2000 and continues to serve on its Board of Directors, and the Board of Directors of Investors Street, a NASD member broker-dealer. From 1985 to 1998, he was an executive with Metropolitan Health Networks, a publicly traded company, where he was responsible for implementing database management, computer systems as well as the design and development of the corporate web site. He received a Masters of Science degree from Nova University in 1984 and his law degree from the University of Basel, Switzerland in 1972.

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

         (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reverse d, suspended, or vacate;

         (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Directorships
-------------

As of September 30, 2000, Roman Fisher was a director of Globatron Corporation (OTC:BB; symbol "WEGE"), a company which files report with the Securities and Exchange Commission.

Family Relationships
--------------------

Nick Pirgousis, Chairman of the Board of Directors, and George Pirgousis, a director of the Company, are brothers. There are no other family relationships between the directors, executive officers or any other person who may be selected as a director or executive officer of the Company.

Compliance with Section 16 (a) of the Exchange Act
--------------------------------------------------

Directors, officers, and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Act of 1933, as amended, are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's common stock. The Initial Statements of Beneficial Ownership on

Form 3 for Messrs. Keeler, Pirgousis, Scott and Pirgousis were filed on June 16, 2000. The Form 3's for Messrs. Dolney and Floridino were filed on December 6, 2000.

Item 10. Executive Compensation
         ----------------------

The following table summarizes the total compensation awarded or paid by the Company to its President and Chief Executive Officer, for the fiscal year ended December 31, 1999. No executive officer of the Company had a total annual salary and bonus in excess of $100,000 for fiscal 1999 or fiscal 1998.

                           Summary Compensation Table

                                                                                             Long Term Compensation
                                                                                            ------------------------
                            Annual Compensation                                              Awards          Payouts
                           ---------------------                                            ---------        --------
                                                      Annual      Restricted      Under-                      Other
Principal                                             Compen-      Stock          lying         LTIP          Compen-
Position        Year         Salary     Bonus         sation       Awards         Options      Payouts        sation

Michael         1999         $75,000       0             0            0              0             0             0
Floridino,
President,      1998         $76,120       0             0            0              0             0             0


William        1999          $20,000       0             0            0              0             0             0
Keeler,

--------------------------------------------------------------------------------

*Mr. Keeler was not employed by the Company until November 1999.

The Company has not had a bonus, profit sharing or deferred compensation plan for the benefit of its employees, officers or directors.

Compensation of Directors: None.
--------------------------

Option Grants in 1999:      None
---------------------

Employment Contracts and Termination of Employment and Change of Control
-------------------------------------------------------------------------
Arrangements:
-------------

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         (a)   Security Ownership of Certain Beneficial Owners
               -----------------------------------------------

The following table sets forth the information, to the best knowledge of the Company as of September 30, 2000 with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock.

Name and Address of                  Amount and Nature of          Percent
Beneficial Owner                     Beneficial Ownership(1)       of Class (2)
----------------                     -----------------------       ------------


Hynford Holdings Ltd.                500,000                         6.9%
Cable Beach Court - Suite #1
Nassau, Bahamas

Chevas Holdings Ltd.                 500,000                         6.9%
66-Musard Road
London, UK

Raffles Toho Ltd.(3)                 464,000                         6.4%
494 La Guardia Place
New York, New York 10012

TohoVentures Ltd. (4)               1,680,000                       23.9%
494 LaGuardia Place
New York, New York 10012

--------------------------------------------------------------------------------

(1) All shares are owned directly by the listed person.

(2) Percentages are based upon 7,245,000 shares issued and outstanding at September 30, 2000.

(3) As of September 30, 2000, Nick Pirgousis was the sole beneficial owner of Raffles Toho Ltd., which owns 464,000 shares of the Company. The corresponding amount of shares beneficially owned by Nick Pirgousis includes the 464,000 shares of the Company owned beneficially through Raffles Toho Ltd. in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 (the "Exchange Act").

(4) As of September 30, 2000, Nick Pirgousis and Frank Dolney, Chairman of the Board and Secretary/Treasurer and a director, respectively, own 100% of Toho Ventures Ltd., which owns 1,680,000 shares of common stock of the Company. The corresponding amount of shares beneficially owned by Nick Pirgousis and Frank Dolney each individually include all 1,680,000 shares of the common stock of the Company owned beneficially through Toho Ventures Ltd. in accordance with Rule 13d-3 of the Exchange Act.

         (b) Security Ownership of Management
             --------------------------------

The following table sets forth the information, as of September 30, 2000 with respect to the ownership of common stock of the Company by each director and executive officer of the Company and all directors and executive officers as a group:

Name and Address of                        Amount and Nature of       Percent
Beneficial Owner                           Beneficial Ownership     of Class (5)
----------------                           --------------------     ------------

William Keeler                                      3,000                   *
5836 Spruce Creek Drive
Fort Orange, Florida

Michael Floridino (4)                             749,700                10.35%
3560 Cypress Gardens Road
Winter Haven, Florida 33884

Toho Ventures Ltd. (1)                          1,680,000                 23.9%
494 LaGuardia Place
New York, New York 10012

George Pirgousis (3)                              142,000                  2.0%
494 LaGuardia Place
New York, New York 10012

William Scott                                      40,000                   *
95 Madison Avenue
Morristown, New Jersey

Lokee LLC(3)                                      142,000                 2.0%
494 LaGuardia Place
New York, New York 10012

Frank Dolney (1)                                1,680,000                23.9%
4291 Old Nine Foot Road
Winter Haven, FL 33880

Nick Pirgousis (1) (2)                          2,144,000                29.6%
494 La Guardia Place
New York, NY 10012

Roman Fisher                                            0                   0
3100 N. Ocean Blvd., #809
Ft. Lauderdale, FL 33308

All Directors and
Executive Officers as
 group  (7 persons)                             4,758,700                65.7%
--------------------------------------------------------------------------------
* Less than 1 %

(1) As of September 30, 2000, Nick Pirgousis, Chairman of the Board and Frank Dolney, Secretary, Treasurer and a director, own 100% of Toho Ventures Ltd., which owns 1,680,000 shares of common stock of the Company. The corresponding amount of shares beneficially owned by Nick Pirgousis and Frank Dolney each individually include all 1,680,000 shares of the common stock of the Company owned beneficially through Toho Ventures Ltd. in accordance with Rule 13d-3 of the Exchange Act.

(2) As of September 30, 2000, Nick Pirgousis, Chairman of the Board, is the sole beneficial owner of Raffles Toho Ltd., which owns 464,000 shares of the common stock of the Company. The corresponding amount of shares beneficially owned by Nick Pirgousis includes the 464,000 shares of common stock of the Company owned beneficially through Raffles Toho Ltd. in accordance with Rule 13d-3 of the Exchange Act.

(3) As of September 30, 2000, George Pirgousis was the sole beneficial owner of Lokee LLC which owns 142,000 shares of common stock of the Company. The corresponding amount of shares beneficially owned by George Pirgousis includes the 142,000 shares of common stock of the Company owned beneficially through Lokee LLC in accordance with Rule 13d-3 of the Exchange Act.

(4) In January 2000, Mr. Floridino, President and a director of the Company,, returned 512,000 shares of Common Stock to the Company and transferred 13,000 shares of common stock to an unaffiliated third party in satisfaction of a mortgage on property the Company purchased from Mr. Floridino. These shares were returned or transferred pursuant to oral agreements between Mr. Floridino and the Company.

(5) Percent of Class is based on 7,245,000 shares of common stock outstanding as of September 30, 2000.

Rule 13d-3(d)(1)(i) under the Exchange Act, regarding the determination of beneficial owners of securities, includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power and/or investment power with respect to such securities; and, any person who has the right to acquire beneficial ownership of such security within sixty days through a means, including, but not limited to, the exercise of any option, warrant, right or conversion of a security. Any securities not outstanding that are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

Changes in Control
------------------

There is no arrangement which may result in a change of control.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

During the past two years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's Common Stock, except as disclosed in Item 10. Executive Compensation and the following paragraphs:

(a) On November 1, 1998, the Company issued 1,680,000 shares of restricted common stock , to Toho Ventures Ltd., in exchange for 200 shares of common stock of Zoop Soups, Inc., representing 100% of its outstanding and issued common stock , and 200 shares of common stock of Floridino's of New York, representing 100% of its outstanding and issued common stock. Toho Ventures Ltd., is a company whose shareholders are Nick Pirgousis, the Chairman of the Board of Directors, and Frank Dolney, Secretary, Treasurer and a Director, of the Company.

(b) In May 1999, the Company issued 50,000 shares of common stock to Michael Floridino, the Company's president, in connection with the purchase of three (3) parcels of real estate located at 1810 3rd Street, S.E., Winter Haven, Florida, 300 Cypress Gardens Blvd, Winter Haven, Florida 33880, 3560 Cypress Gardens Road, Winter Haven, Florida 33884. For additional consideration to Michael Floridino, the Company assumed the liabilities and encumbrances on each of those properties. The property provided by Michael Floridino was the fair market value in accordance with inquiries and appraisals made by the Company through various real estate brokers in the Winter Haven, Florida area. The total market value of the three properties, not reduced by mortgages, liens and encumbrances, was approximately $639,000. The valuation of the liabilities on the properties was $389,000.

(c) During the course of the 1999 fiscal year, the Company received funding for reconstruction of the Company's operations from Raffles Toho Inc., in the total sum of approximately $258,020. Raffles Toho is wholly owned by the Chairman of the Board of Directors of the Company, Nick Pirgousis. The advance of such funds is evidenced by three promissory notes. The terms of the notes provide for interest to be assessed at an annual rate of 8.25%. The individual notes held by Raffles Toho, issued on August 31, 1999, are for $120,435 and $72,197. These had a balloon payment due on September 1, 2000, extended to October 31, 2000. A third individual note issued on August 31, 1999 for $65,388 had a balloon payment due on January 1, 2000. In November 2000, the maturity dates of all three promissory notes were extended to January 2002.

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K
          ------------------------------------------------------

(a) Documents filed as a Part of This Report
    ----------------------------------------

         See Index to Financial Statements, which are included in Item 7 as an integral part of this Report.

(b) Exhibits
    --------

     3    Articles of Incorporation

     3.1  By laws*

     10.1 Agreement between Michael Floridino and Company dated May 20, 1999*

     10.2 Promissory Note between Floridino's, Inc. and Raffles Toho, Inc. dated August 31, 1999*

     10.3 Promissory Note between Floridino's, Inc. and Raffles Toho, Inc. dated August 31, 1999*

     10.4 Promissory Note Between Floridino's, Inc. and Raffles Toho, Inc. dated December 31, 1998*

     10.5 Promissory Note between Floridino's, Inc. and Toho Partners, LLC dated December 31, 1998*

     10.6 Promissory Note between Floridino's, Inc. and Toho Partners, LLC dated December 31, 1998*

     10.7 Floridino's Standard Franchise Agreement*

     10.8 Consulting Agreement between Floridino's International Holdings, Inc. and the Ephraim Group dated March 10, 2000*

     10.9 9.0% Series A Convertible Preferred Promissory Note Due October 31,
          2001

     10.10 Securities Subscription Agreement dated October 1, 1999

     21   Subsidiaries of Company*

     27   Financial Data Schedule

--------------------------------------------------------------------------------
* Filed as an exhibit to Form 10-SB/A on July 21, 2000.

(c) Reports on Form 8-K
    -------------------

A report on Form 8-K was filed on December 15, 1999, and subsequently amended on March 27, 2000, July 21, 2000 and contemporaneously with this Annual Report on Form 10-KSB/A and is incorporated herein by this reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                                  -----------------------
                                  (Registrant)

Date: December 28, 2000
                                                       By: /s/ Nick Pirgousis
                                                       ------------------------
                                                       Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/ William Keeler                                    December 28, 2000
------------------                                    ---------------------
Chief Executive Officer                                       Date


/s/ Michael Floridino                                 December 28, 2000
---------------------                                 ---------------------
President and Director                                        Date

/s/ Frank Dolney                                      December 28, 2000
----------------                                      ---------------------
Secretary/Treasurer                                           Date
and Director

/s/ Nick Pirgousis                                    December 28, 2000
------------------                                    ---------------------
Chairman of the Board                                         Date

/s/ George Pirgousis                                  December 28, 2000
 -------------------                                  ---------------------
Director                                                      Date

/s/William Scott                                      December 28, 2000
----------------                                      ---------------------
Director                                                      Date