Form 10QSB/A
period 2000-03-31
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2001-01-10
CIK 1044434

UNITED STATES

                         SECURITIES EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

  -----------------------------------------------------------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000
 ------------------------------------------------------------------------------

                     FLORIDINO'S INTERNATIONAL HOLDINGS INC.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                     59-3479186
        --------------                              ---------------
 (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

          3560 Cypress Gardens Road

          Winter Haven, Florida                           33884
          ----------------------------------           -----------
          (Address of principal executive offices)      (Zip Code)


          Registrant's telephone number            (863) 326-1006
                                                 ------------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X      No

As of March 31, 2000, there were 7,257,000the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value 7,257,000 issued and outstanding

ITEM 1.  Financial Statements

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                   As Restated
                                   -----------

                                                         As of               As of
                                                     March 31, 2000     December 31, 1999
                                                     --------------     -----------------
ASSETS
  Current assets:

     Cash                                            $   121,759        $   359,449
     Accounts Receivable                                  63,952                  0
     Investment in marketable securities                 621,849            471,250
     Inventory                                           107,529             52,354
                                                     -----------        -----------
         Total Current Assets                            915,089            883,053

  Property and equipment:
   Buildings & equipment                               1,217,720          1,451,297
   Leasehold improvements                                976,248            942,519
   Less accumulated depreciation                        (322,818)          (274,729)

   Land                                                  320,000            320,000

   Other assets                                           42,547             42,547
   Goodwill (net of amortization)                        337,932                  0
   Organization costs (net of amortization)                    0              1,690
                                                     -----------        -----------
         Total Assets                                $ 3,486,718        $ 3,366,377
                                                     ===========        ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $   566,803            490,924
   Accrued expenses                                       48,836             61,200
   Notes payable to banks                                159,112            159,112
   Current portion of capital lease obligations           20,119             21,669
   Current portion of long term debt                     690,866            699,866
                                                     -----------        -----------
         Total Current Liabilities                     1,485,736          1,432,771



   Long term debt:
   Capital lease obligations                             172,859            105,889
   Long term notes and mortgages                         554,343            744,812
   Convertible promissory notedebentures                 486,111            361,111
   (net of amortization)                             -----------        -----------

Total Liabilities                                      2,699,049          2,644,583
                                                     -----------        -----------

Stockholders' Equity:
Common stock, $.001 par value; authorized
25,000,000 shares, issued, and outstanding
7,757,000 (including 500,000
shares of treasury stock) at March 31, 2000 and
7,707,000 at December 31, 1999                             7,757              7,707


   Additional paid in capital                          3,468,359          3,068,409

   Accumulated deficit                                (2,688,447)        (2,354,322)
                                                     -----------        -----------

Total stockholders' equity                           $   787,669        $   721,794
                                                     -----------        -----------
Total Liabilities & Stockholders' Equity             $ 3,486,718        $ 3,366,377
                                                     ===========        ===========

Please see the accompanying notes to the financial statements.

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                               AND MARCH 31, 1999

                                   As restated

                                   -----------


                                                  March 31, 2000  March 31, 1999
                                                  --------------  --------------

Revenues:
  Food and beverage sales                             $51 7,998     $   367,213
  Franchise fee revenue                                  15,216          15,189
                                                    -----------     -----------
Total gross sales                                       533,214         382,402

Less cost of goods sold                                (367,463)       (236,736)
                                                    -----------     -----------
Gross profit                                            165,751         145,666

Operating expenses:
    Administrative expenses                            (504,820)       (426,654)
                                                    -----------     -----------
Net loss from operations                               (339,069)       (280,988)

Other income (expense):
  Unrealized gain on short term investment              124,500               0
  Other income                                          142,526               0
  Loss on sale of real estate assets                    (90,236)              0
  Interest expense                                     (171,846)         (6,675)
                                                    -----------     -----------
Loss from operations before
  income tax provision                                 (334,125)       (287,663)
Income tax provision                                          0               0
                                                    -----------     -----------
Net loss                                            ($  334,125)    ($  287,663)
                                                    ===========     ===========

Net loss per common share:

Basic: Net loss per share                           ($.      05)    ($     0.05)

Weighted average of common shares:

Basic                                                 7,407,889       5,467,500


Please see the accompanying notes to the financial statements.

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                   As restated

                                   -----------


                                                  March 31, 2000  March 31, 1999
                                                  --------------  --------------
Operating Activities:

Net loss                                               ($334,125)     ($287,663)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                           177,665         25,144
 Unrealized gain on short term investment               (124,500)             0
 Loss on disposal of real estate assets                   90,236              0

Changes in operating assets and liabilities:

         Accounts Receivable                             (63,952)             0
         Inventory                                       (55,175)        (3,452)
         Short term investments                          (26,099)             0
         Other assets                                          0        (11,403)
         Accounts payable                                 42,909        (15,386)
         Accrued expenses                                (12,364)         1,107
                                                       ---------      ---------
Net cash used by operations                             (305,405)      (291,653)
                                                       ---------      ---------

Investing Activities:

 Sale of real estate assets                              409,764              0

 Purchase of property and equipment                     (161,263)        (9,138)
                                                       ---------      ---------
Net cash provided by (used by)
    investing activities                                 248,501         (9,138)
                                                       ---------      ---------

Financing Activities:
 Proceeds from issuance of common stock                   20,233        346,500
 Payment of capital lease obligations                     (1,550)        (2,884)
 Payment of long term debt                              (199,469)        (8,857)
                                                       ---------      ---------
Net cash (used) provided                                (180,786)       334,759
 by financing activities                                      --             --

Net (decrease) increase in cash during
 the period                                             (237,690)        33,968

Cash balance at beginning of fiscal year                  359,449         15,502
                                                         --------       --------
Cash balance at end of the period                        $121,759       $ 49,470
                                                         ========       ========
Supplemental disclosures of cash flow information:

 Interest paid during the period                         $  2,100       $  6,675
 Income taxes paid during the period                     $      0       $      0



Please see the accompanying notes to the financial statements.

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                       UNAUDITED CONSOLIDATED STATEMENT OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD JANUARY 1, 2000 TO MARCH 31, 2000

                                   As restated

                                   -----------

                                                   Common Stock                   Paid in           Accumulated
                                            Shares              Amount            Capital             Deficit              Total
                                         ------------------------------------------------------------------------------------------
Balance at                                7,707,000          $    7,707          $3,068,409          (2,354,322)         $  721,794
Jan. 1, 2000


Issuance of
common stock
to purchase
subsidiary                                   50,000                  50             399,950                                 400,000


Return of common stock
to treasury                                (500,000)

Net loss during                                                                                        (334,125)           (334,125)
the period
                                         ------------------------------------------------------------------------------------------

Balance at

March 31, 2000                            7,257,000          $    7,757          $3,468,359         ($2,688,447)           $787,669
                                         ===========================================================================================

Please see the accompanying notes to the financial statements.

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 1- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Floridino's International Holdings, Inc. and subsidiaries (the "Company") on Form 10-KSB/A for the fiscal year ended December 31, 1999.

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

Note 2- Earnings Per Share

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. The convertible promissory note is convertible into 140,845 common shares at March 31, 2000. The effects of the convertible promissory notedebentures have not been included since their inclusion would be anti-dilutive.

Note 3- Common Stock Transactions

During the period, the Company issued 50,000 shares of common stock to purchase 100% of the issued and outstanding common stock of Triton Prestige Products, Inc., a privately held company specializing in Italian food processing. See Note 4 for further discussion.

In addition, an officer of the Company returned 500,000 shares of common stock to treasury at no cost to the Company.

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

The calculation of goodwill at the date of the transaction is as follows:

Fair value of stock transferred
  (50,000 at $8 per share)                                    $400,000
Less cash balance acquired                                     (20,233)
Less fair value of assets acquired                            (196,011)
Add fair value of liabilities assumed                          157,062
                                                              --------
          Goodwill                                            $340,818
                                                              ========

Amortization of goodwill for the period is $2,886.

The former owners of Triton have remained with the Company as executive salesmen. The Purchase Agreement provides for certain payments or adjustments to be made by the Company to the executive salesmen contingent upon the sales levels attained by the unit. Specifically, a commission will be paid to the executive salesmen equal to the excess of 7.5% of gross sales over salesmen salaries. Conversely, salaries of the executive salesmen will be reduced by the amount salaries exceed 7.5% of gross sales. The Company will account for these adjustments by accruing commission expense in the period when the contingency has been met.

The consolidated pro-forma comparative results of operations of the Company for the three months ended March 31, 2000 and March 31, 1999 is as follows:

                                                    2000              1999
                                                    ----           --------

       Sales revenues                             $552,648          $382,402
                                                  ========          ========

       Net loss                                  ($350,769)        ($287,663)
                                                  ========          ========

       Net loss per share                            ($.05)            ($.05)
                                                  ========          ========

Note 5- Addendum to Consolidated Statement of Cash Flows

Certain non-cash transactions are not reflected in the consolidated statement of cash flows for the period. These include the following:

The issuance of common stock in the Triton purchase valued at $379,767 in exchange for $196,011 of fixed assets, $66,970 of capital lease obligations, $57,387 accounts payable, $32,970 of long- term debt, and $340,818 of goodwill.

A cash balance of $20,233 was acquired in the purchase of Triton.

Note 6- Segment Information

The Company's business operations are divided into two segments: restaurants (including franchising activities) and frozen foods. The Company's business segments are based on business units or entities that offer different products. The restaurant segment includes the results of operations of Floridino's, Inc. located in lower Manhattan, New York City, New York; Lakeland located in Lakeland, Florida, and Delray located in Delray Ray Beach, Florida. Frozen foods includes the results of operations of Specialties located in Lakeland. Florida and Triton Prestige located in Palm City, Florida.

The following is a summary of the Company's segment information for the three months ended March 31, 2000 and March 31, 1999:

                                                     3/31/00           3/31/99
Gross Sales:
  Restaurants                                       $ 445,894         $ 382,402
  Frozen foods                                         87,320                 0
                                                    ---------         ---------
         Total gross sales                          $ 533,214         $ 382,402
                                                    =========         =========

Gross Profit

 Restaurants                                        $ 157,689         $ 145,666
 Frozen foods                                           8,062                 0
                                                    ---------         ---------
 Total gross profit                                 $ 165,751         $ 145,666
                                                    =========         =========

Loss from operations:
 Restaurants                                        ($ 69,738)        ($145,121)
 Frozen foods                                        (186,099)         (116,077)
 Corporate                                            (83,232)          (19,790)
                                                    ---------         ---------
Total from operations                               ($339,069)        ($280,988)
                                                    =========         =========

Depreciation & amortization:
 Restaurants                                      $    28,933         $  17,007
 Frozen foods                                          10,115                 0
 Corporate                                             11,927             8,137
                                                  -----------         ---------
         Total                                    $    50,975         $  25,144
                                                  ===========         =========

Interest expense:
 Restaurants                                            9,490             4,910
 Frozen foods                                           1,307                 0
 Corporate                                            161,049             1,765
                                                  -----------         ---------
         Total                                    $   171,846         $   6,675
                                                  ===========         =========

Total Assets:
 Restaurants                                      $1,225,150          $ 133,184
 Frozen foods                                        751,792            199,995
 Corporate                                         1,509,776            414,654
                                                  ----------          ----------
         Total assets                             $3,486,718          $ 747,833
                                                  ==========          ==========

Corporate includes the transactions of the Floridino's International Holdings, Inc., Holdings, the parent company, and Toho Holdings, Inc., organized in early 1999 to hold title to the real estate assets of the Company. The expenses of the Company not directly attributable to a specific segment are included in the corporate segment.

Note 7 - Restatement and prior period adjustments

Subsequent to the year end, it was determined that the accounting for the convertible promissory note and the amortization of the resultant debt discount had not been properly reflected based on the then current understanding of the transaction by management. This correction affected the balance sheet, statement of operations, earnings per share, the statement of cash flows and changes in stockholders' equity as originally reported.

In addition, the accounting for the operations of the closed restaurants had been originally disclosed as discontinued operations. This original treatment was correct based upon management's intention when the original financial statements were prepared. Subsequent to year end, management decided to continue their restaurant operations. The restated statement of operations properly discloses the operations of the closed restaurants into their attendant categories. The correction affected the balances of food and beverage sales, cost of sales, and general administrative expenses.

In addition, the issuance of preferred stock to an officer in exchange for real estate assets needed to be restated as an issuance of common stock because the Company's articles of incorporation precluded an issuance of preferred stock. The balances of common stock, preferred stock, and additional paid in capital have been affected by the restatement.

There are no differences in the reporting basis from the Annual Report on Form10-KSB/A for the fiscal year ended December 31, 1999.

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

The Company also operates a frozen foods segment which develops and produces frozen food products including clones, pizza and pazzo rolls. This segment operates from a 6,000 square foot operating plant in Lakeland, Florida. In February 2000, the Company purchased Triton Prestige Products, Inc., which operated an Italian food processing plant in Palm City, Florida. Triton specializes in catering to school districts in the Southeast United States. Management believes that the addition of Triton shall enable the Company to expand its brands and products.

The Company seeks to market and sell its frozen food products through grocery and convenience stores as well as food service entities such as restaurants, caterers and institutional accounts. The frozen food manufacturing segment operates under the name "Floridino's Specialties, Inc." and Triton Prestige Products, Inc., which are wholly owned subsidiaries of the Company.

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

-Segment Reporting Disclosures

The Company's business operations are divided into two segments: restaurants (including franchising activities) and frozen foods. The Company's business segments are based on business units or entities that offer different products. The restaurant segment includes the results of operations of Floridino's, Inc., located in lower Manhattan, New York City, New York; Lakeland located in Lakeland, Florida, and Delray located in Delray Beach, Florida. Management closed the Delray restaurant in July 2000 since they concluded that the restaurant had not met management's initial expectations for success.

Food processing includes the results of operations of Specialties located in Lakeland, Florida and Triton Prestige located in Palm City, Florida.

Results of Operations

It should be noted that the Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern (see Annual Report on Form10-KSB/A for the fiscal year ended December 31, 1999) due to the significant losses that the Company has incurred in the last two fiscal years. Management has addressed these concerns as outlined in the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999. However, the future success of management's plans implemented to address the going concern issue cannot be reasonably assured. In fact, the Company continues to experience significant losses through March 31, 2000.

Three months ended March 31, 2000 compared to three months ended March 31, 1999:

Consolidated sales, gross profit, and net income:

During the first three months of fiscal year 2000, the Company had combined gross sales of $533,214, compared to $382,402 in first quarter of fiscal year 1999, an increase of more than 39%. Gross profits reached $165,751 for the three months ended March 31, 2000 as compared to $145,666 for the three months ended March 31, 1999. Gross profits as a percent of gross sales decreased to 31% for the period as compared to 38% for the prior year's first quarter. This decrease is a result of the addition of the frozen food segment, which has a lower profit margin than the restaurant segment. Management expects the consolidated gross profit percentage to continue to decrease in the future, as the frozen food segment becomes a larger part of the Company's overall business.

General and administrative expenses for the quarter ended March 31, 2000 increased to $504,820 as compared to $426,654 for the quarter ended March 31, 1999, an increase of 18%. Some of the material increases during this quarter as compared to the prior year's first quarter are detailed as follows:

* Insurance costs increased approximately $20,000

* Corporate travel costs increased approximately $16,000

* Corporate payroll costs increased approximately $23,000

* General advertising costs increased approximately $25,000

The majority of these increased costs are directly attributable to implementation of management's plan outlined in the Annual Report on Form10-KSB/A for the fiscal year ended December 31, 1999.

During 1999, new management was hired and the accounting staff increased in order to meet management's goals. Travel costs increased as a result of the increase in travel by corporate management located in New York and the operations in Florida. Insurance costs increased as the number of employees increased from 25 to 55 between March 1999 and March 2000.

The Company recognized unrealized and realized gains from its stock investments of $267,026 during the period. In addition, the Company sold two parcels of real estate during the period with a book value of $500,000 for $409,764 and, therefore, recognized a loss on the sale of $90,236. Interest expense increased from $6,675 in the first three months of fiscal 1999 to $171,846 in the comparable period in fiscal 2000. This increase is attributable to a $750,000 convertible promissory note issued in October 1999 bearing interest of 9% and the increase in long-term debt and capital leases during the latter part of fiscal 1999 (see Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999). In addition, $125,000 of the beneficial conversion feature recognized when the convertible promissory note was issued was amortized to interest expense during the quarter.

Net loss for the first quarter of fiscal 2000 increased to $334,125, or 27%, from $287,663 recognized in the first quarter of fiscal 1999. On a per share basis, basic loss per share remained flat at $.05 in the first quarter of fiscal 2000 from $.05 in the comparable quarter in fiscal 1999.

Restaurants:

Gross sales from the Company's restaurants and franchise segment increased to $445,894 in the first quarter of fiscalQ1 2000 from $382,402 in the same quarter of fiscalQ1 1999, or 17%. Consequently gross profits increased to $157,689 from $145,666, or 8%. Gross profits as a percentage of gross sales decreased to 35% in the first quarter of fiscalQ1 2000 from 38% in the comparable quarter of fiscalQ1 1999 mainly as a result of higher depreciation costs associated with the significant reconstruction costs capitalized in the latter part of fiscal 1999. The decrease was not as a result of lower prices on food products sold.

The loss from operations of the restaurant segment decreased to $69,738 in the first three months of fiscalQ1 2000 from $145,121 in the comparable quarter of fiscalQ2 1999, or 52%. As expected, the restructuring of the restaurant segment to a more self-service concept from the prior full service concept is more compatible with today's restaurant consumer and is less expensive to maintain. Management is encouraged by this progress and expects this trend to continue.

The operations of the restaurant segment include the results of the Floridino's, Inc., Lakeland, and the Delray restaurants for the entire quarter. The Lake Wales restaurant, although scheduled to open this quarter, was not opened until the latter half of May 2000. The opening of the restaurant was delayed due to a county ordinance requirement that had yet to be met. The requirement was subsequently been met and the restaurant is scheduled to opened in late May 2000. In July 2000, management decided to close the Delray restaurant because the restaurant had not met management's initial expectations of success.

The Company has no plans to open any additional restaurants in the foreseeable future. However, should a favorable opportunity arise, the Company may open additional restaurants according to its new self-service fast Italian theme.

During the quarter, the Company added another franchisee bringing the total franchisees to four at March 31, 2000. Revenues from franchise fees have not significantly changed from the first quarter of fiscalQ1 1999 to the comparable quarter of fiscalQ2 2000. However, management intends to aggressively pursue its new self service casual franchise concept in the future because it is an avenue to enhance the Company's name and brands and will lead to more business for its frozen food division. The franchise concept generally requires no initial capital expenditures on the part of the

Company and is therefore a more attractive area to pursue given the Company's current financial condition.

Frozen Foods:

The frozen foods segment finally became operational during the quarter after nearly a year of investing and planning. The Company's food processing plant in Lakeland, Florida generated sales of approximately $29,000. Coupled with the revenues generated from Triton, frozen foods revenues in the first quarter of operations reached $87,320. The Company is aggressively marketing its products produced at its two plants and has expanded its sales force. It is expected that future sales can be generated without a significant increase in plant costs as the plant's capacities are currently operating at about 10%.

Gross profits are at 9% of gross sales, or $8,062 for the quarter. As expected by management, the frozen food segment emphasizes a higher volume of sales but earns lower profit margins. Buyers of the Company's processed food products are fast food entities, large restaurants, school districts, and other food chains located in the southeast United States.

The frozen food segment showed a loss for the first quarter of fiscalQ1 2000 of $186,099 as opposed to $116,077 for the comparable quarter of fiscalQ1 1999, an increase of 60%. The plants are currently operating at a very low capacity, and therefore overhead costs remain high per unit of production. The operation of the plant is labor intensive and the increase in overhead is due mostly to the expansion of plant personnel when comparing the quarterly period of fiscalQ1 2000 to the same quarter of fiscalQ1 1999.

Management expects that no significant additional expenditures will be needed in order to meet the expected demand for its products. Since the plants are currently operating at 10% of capacity and they undergo a significant increase in volume without the attendant increase in overhead costs.

Discussion of Financial Condition- Liquidity and Capital Resources

At March 31, 2000, the Company had a working capital deficit of $570,647 as compared to a working capital deficit of $549,718 at December 31, 1999. On a consolidated basis at March 31, 2000, cash on hand was $121,759 as compared to $359,449 at December 31, 1999. The decrease in cash balance resulted from the normal variations in the utilization of cash in its operations. In addition, the Company sold two buildings during the period for approximately $410,000. The proceeds from the sale of these buildings were used to fund the Company's operations and to satisfy the outstanding mortgages on the properties sold.

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

The calculation of goodwill at the date of the transaction is as follows:

Fair value of stock transferred
 (50,000 at $8 per share)                                           $ 400,000

Less cash balance acquired                                           ( 20,233)
Less fair value of assets acquired                                   (196,011)

Add fair value of liabilities assumed                                 157,062

               Goodwill                                             $ 340,818
                                                                    =========

Amortization of goodwill for the period is $2,886.

Triton was established in July and holds food service contracts to a variety of school districts and other institutional accounts in the southeastern United States. The plant specializes in producing frozen pizzas. Management expects that the addition of Triton would enable the Company to expand its client base for the products that it currently produces at its Lakeland plant, such as calzones and pazza rolls.

Total assets at March 31, 2000 increased to $3,486,718 from $3,366,377 at December 31, 1999. Total current liabilities at March 31, 2000 increased to $1,485,736 from $1,432,771 at December 31, 1999. The majority of the current portion of long-term debt represents $258,020 owed to the Chairman of the Board for construction costs reimbursements due for the New York restaurant and $237,207 due to a general contractor for the reconstruction of the New York restaurant. Both of these loans are unsecured. In November 2000, the maturity dates for these loans was extended to January 2002.

The majority of long-term debt is a $500,000 loan obtained in late 1999 from a financing company which matures in fiscal year 2002 and 2003. The Company's plant assets at Lakeland and the land adjacent to the plant secure these loans.

The Company's total stockholders' equity increased from $721,794 at December 31, 1999 to $787,669 at March 31, 2000. This increase is a result of a combination of the issuance of 50,000 shares of common stock for the purchase of Triton and the operating losses incurred during the first quarter of fiscal 2000.

During the balance of fiscal year 2000, the Company projects no significant additional capital expenditures in connection with any of the Company's restaurant or frozen food activities. Management plans to utilize current cash on hand to fund its current operations and to pay outstanding debt. The Company continues to seek a settlement with respect to its outstanding bank loan of $159,112 attributable to the unprofitable restaurants closed in 1999. Resolution of this loan is expected in the second quarter of fiscal 2000. The loans were taken out in prior years and are secured by the equipment of restaurants that are now closed and in storage.

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

The self-service fast casual restaurant concept envisioned by management's plans discussed more fully in the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999 has been implemented. The Lake Wales restaurant is expected to be open for business in late May 2000. After Lake Wales, no additional restaurants are planned to open during fiscal 2000. However, the Company will endeavor to take advantage of favorable opportunities as they present themselves.

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

None

Item 5.   Other information

None

Item 6.   Exhibits and Reports on Form 8-K

 Exhibit 27 Financial Data Schedule

Reports on Form 8-K

Form 8-K dated January 17, 2000 filed with the Securities and Exchange Commission on January 24, 2000, amended March 27, 2000 and July 21, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   FLORIDINO'S INTERNATIONAL
                                                   HOLDINGS, INC.
                                                   -------------------------
                                                   (Registrant)
Date: December 29, 2000

                                                   By: /s/ Nick Pirgousis

                                                       ---------------------
                                                   CHAIRMAN OF THE BOARD