Form 10QSB/A
period 2000-06-30
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2001-01-10
CIK 1044434

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

   ---------------------------------------------------------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000
   ---------------------------------------------------------------------------

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
   ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                59-3479186
                ------------                         --------------
         (State or other jurisdiction                (I.R.S. Employer
          of incorporation or organization)          Identification No.)

          3560 Cypress Gardens Road
          Winter Haven, Florida                                  33884
          ----------------------------------                   --------
         (Address of principal executive offices)             (Zip Code)


         Registrant's telephone number                    (863) 326-1006
                                                       --------------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X      No

As of June 30, 2000, there were 7,245,000the following shares of the Registrant's common stock issued and outstanding:

ITEM 1.  FINANCIAL STATEMENTS

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                                   As restated
                                  ------------

                                                                  As of
                                                                  -----
                                                   June 30, 2000         December 31, 1999
                                                   -------------         -----------------
ASSETS
 Current assets:
    Cash                                            $     3,273             $   359,449
    Accounts receivable                                  51,171                       0
    Investment in marketable
     securities                                         392,869                 471,250
    Inventory                                           111,516                  52,354
                                                    -----------             -----------
 Total Current Assets                                   558,829                 883,053

 Property and equipment:
  Buildings & equipment                               1,392,074               1,451,297
  Leasehold improvements                                976,248                 942,519
  Less accumulated
     depreciation                                      (344,673)               (274,729)
  Land                                                  320,000                 320,000

  Other assets                                           40,476                  42,547
  Goodwill (net of amortization)                        335,802                       0
  Organization costs (net of amortization)                    0                   1,690
                                                    -----------             -----------
  Total Assets                                      $ 3,278,756             $ 3,366,377
                                                    ===========             ===========




LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $   645,518             $   490,924
   Accrued expenses                                     146,122                  61,200
   Notes payable to banks                                     0                 159,112
   Current portion of
     capital lease obligations                           24,670                  21,669
   Current portion of
     long term debt                                     703,338                 699,866
                                                    -----------             -----------
   Total Current Liabilities                          1,519,648               1,432,771

   Long term debt:
   Capital lease obligations                            166,183                 105,889
   Long term notes and mortgages                        521,638                 744,812
   Convertible promissory note                          611,111                 361,111
                                                    -----------             -----------
   Total Liabilities                                  2,818,580               2,644,583
                                                    -----------             -----------

Stockholders' Equity:
Common stock, $.001 par value;
authorized 25,000,000 shares,
issued, and outstanding 7,245,000
(including 512,000
shares of treasury stock) at
June 30, 2000 and 7,707,000
at December 31, 1999                                      7,757                   7,707


   Additional paid in capital                         3,468,359               3,068,409

   Accumulated deficit                               (3,015,940)             (2,354,322)
                                                    -----------             -----------
   Total stockholders' equity                       $   460,176             $   721,794
                                                    -----------             -----------
Total Liabilities & Stockholders' Equity            $ 3,278,756             $ 3,366,377
                                                    ===========             ===========



Please see the accompanying notes to the financial statements.

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                          FOR THE SIX AND THREE MONTHS
                      ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   As restated
                                   -----------

                                                    Six Months         Six months           Three months       Three months
                                                     6/30/00            6/30/99                6/30/00           6/30/99
                                                   ------------------------------------------------------------------------
Revenues:
           Food and beverage sales                 $ 1,040,274        $   546,261            $   522,276        $   179,048

           Franchise fee revenue                        25,438             41,844                 10,222             26,655
                                                   ------------------------------------------------------------------------
 Total gross sales                                   1,065,712            588,105                532,498            205,703

 Less cost of goods sold                              (719,501)          (353,616)              (352,038)          (128,880)
                                                   ------------------------------------------------------------------------
 Gross profit                                          346,211            234,489                180,460             76,823

 Operating expenses:
   Selling, general, and
     administrative expenses                            (1,198           (855,958)              (693,241)          (417,304)
                                                   ------------------------------------------------------------------------
 Net loss from operations                             (851,850)          (621,469)              (512,781)          (340,481)

 Other income (expense):
   Unrealized gain on
      investment                                        60,252             57,596                (64,248)            57,596
   Realized gain on invest                             562,399                  0                419,873                  0
   Loss on sale of assets                              (90,236)                 0                      0                  0
   Interest expense                                   (342,183)           (11,072)              (170,337)            (4,397)
                                                   ------------------------------------------------------------------------
 Loss from operations before
   income tax provision                               (661,618)          (574,945)              (327,493)          (287,282)

 Income tax provision                                        0                  0                      0                  0
                                                   ------------------------------------------------------------------------
 Net loss                                          ($  661,618)       ($  574,945)           ($  327,493)       ($  287,282)
                                                   ========================================================================
 Net loss per common share:
   Basic:
 Net loss per share                                $      (.09)       ($     (.11)           $      (.05)       $      (.05)

 Weighted average of common shares:
  Basic                                              7,325,994          5,310,717              7,245,000          5,322,766




         Please see the accompanying notes to the financial statements.

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   As restated
                                   -----------

                                                                  As of                      As of
                                                              June 30, 2000              June 30, 1999
                                                              -------------              -------------
  Operating Activities:
 Net loss                                                        ($661,618)                 ($574,945)

  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                    324,960                     94,182
  Unrealized gain on short term investment                         (60,252)                   (57,596)
  Loss on disposal of real estate assets                            90,236                          0

 Changes in assets and liabilities:
 Accounts receivable                                               (51,171)                   (12,929)
 Inventory                                                         (59,162)                    (3,453)
 Short term investments                                            138,633                    (98,500)
 Other assets                                                        3,761                    (36,228)
 Accounts payable                                                  121,624                    122,817
 Accrued expenses                                                   84,922                    (60,288)
                                                                 ---------                  ---------
 Net cash used by operations                                       (68,067)                  (626,940)
                                                                 ---------                  ---------

 Investing Activities:
  Sale of real estate assets                                       409,764                          0
  Purchase of equipment                                           (335,617)                   (35,353)
                                                                 ---------                  ---------
 Net cash (used) provided by
     investing activities                                           74,147                    (35,353)
                                                                 ---------                  ---------

 Financing Activities:
  Proceeds from issuance of common stock                            20,233                    689,036
  Loan payable to stockholder                                            0                   (152,799)
  Payment of bank loan                                            (159,112)                         0
     Payment of capital leases                                      (3,675)                         0
       Change of long term debt                                   (219,702)                   424,248
                                                                 ---------                  ---------
 Net cash (used) provided
  by financing activities                                         (362,256)                   960,485
                                                                 ---------                  ---------
 Net change in cash during the period                             (356,176)                   298,192









Cash balance at beginning of fiscal year                          359,449                    15,502
                                                                 --------                  --------
Cash balance at end of the period                                $  3,273                  $313,694
                                                                 ========                  ========
Supplemental disclosures:
 Interest paid during the period                                 $ 58,433                  $ 10,777
 Income taxes paid during the period                             $      0                  $      0



         Please see the accompanying notes to the financial statements.

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                 FOR THE PERIOD JANUARY 1, 2000 TO JUNE 30, 2000


                               Common Stock                   Paid in           Accumulated
                          Shares              Amount          Capital             Deficit              Total
                   ---------------------------------------------------------------------------------------------
Balance at
1/1/00                   7,707,000         $     7,707        $3,068,409        $(2,354,322)        $   721,794
                   ---------------------------------------------------------------------------------------------
Issuance of
common stock
to purchase
subsidiary                  50,000                  50                              399,950             400,000

Return of stock
To treasury               (512,000)

Net loss during
the period                                                                         (661,618)           (661,618)
                   ---------------------------------------------------------------------------------------------
Balance at
6/30/00                  7,245,000         $     7,757        $ 3,468,359       $(3,015,940)        $  (460,176)
                   =============================================================================================





         Please see the accompanying notes to the financial statements.

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Floridino's International Holdings, Inc. and subsidiaries (the "Company") on Form 10-KSB/A for the year ended December 31, 1999.

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

Note 2- Earnings Per Share

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. The effects of convertible promissory note have not been included since its inclusion would be anti-dilutive. However, if the promissory note was debentures were converted into common shares, the Company would issue 142,761 shares of common stock in satisfaction of the promissory note.

Note 3- Common Stock Transactions

During the period, the Company issued 50,000 shares of common stock to purchase 100% of the issued and outstanding common stock of Triton Prestige Products, Inc., a privately held company specializing in Italian food processing. See Note 4 for further discussion.

In addition, during the quarter, an officer of the Company returned an additional 12,000 of common stock to the treasury at no cost to the Company for a total of 512,000 shares of common stock for the year to date returned to treasury at no cost to the Company.

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

The calculation of goodwill at the date of the transaction is as follows:

Fair value of stock transferred
  (50,000 at $8 per share)                                      $400,000
Less cash balance acquired                                       (20,233)
Less fair value of assets acquire                               (196,011)
Add fair value of liabilities assumed                            157,062
                                                                --------
          Goodwill                                              $340,818
                                                                ========

Amortization of goodwill for the period is $5,016.

The consolidated pro-forma comparative results of operations of the Company for the six months ended June 30, 2000 and June 30, 1999 is as follows:

                                             2000                      1999
                                             ----                      -----

          Sales revenues                  $1,085,146                 $ 571,277
                                          ==========                 =========

          Net loss                        $ (644,974)                $(569,756)
                                          ==========                 =========

          Net loss per share              $     (.09)                $    (.11)
                                          ==========                 =========

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

The Company acquired a cash balance of $20,233 in the transaction.

Note 6- Segment Information

The Company's business operations are divided into two segments: (1) restaurants (including franchising activities) and (2) frozen foods. The Company's business segments are based on business units or entities that offer different products. The restaurant segment includes the results of operations of Floridino's, Inc. located in lower Manhattan, New York City, New York, Lakeland located in Lakeland, Florida, and Delray located in Delray Beach, Florida. Frozen foods includes the results of operations of Specialties located in Lakeland, Florida and Triton Prestige located in Palm City, Florida.

The following is a summary of the Company's segment information for the six and three months ended June 30, 2000 and June 30, 1999.

Corporate includes the transactions of the Floridino's International Holdings, Inc., the parent company, and Toho Holdings, Inc. organized in early 1999 to hold title to the real estate assets of the Company. The expenses of the Company not directly attributable to a specific segment are included in the corporate segment.



                                         Six months           Six months                     Three months         Three months
                                          6/30/00               6/30/99                         6/30/00              6/30/99
                                        -----------           -----------                     -----------           -----------
Gross Sales
  Restaurants                           $   944,021           $   588,105                     $   498,127           $   205,703
  Frozen foods                              121,691                     0                          34,371                     0
                                        ---------------------------------                     ---------------------------------
Total gross sales                       $ 1,065,712           $   588,105                     $   532,498           $   205,703
                                        =================================                     =================================

Gross Profit
 Restaurants                            $   335,259           $   234,489                     $   177,570           $    88,823
 Frozen foods                                10,952                     0                           2,890                     0
                                        ---------------------------------                     ---------------------------------
Total gross profit                      $   346,211           $   234,489                     $   180,460           $    88,823
                                        =================================                     =================================

Income from operations
 Restaurants                            $    34,116           ($  203,164)                    $   103,854           ($   58,043)
 Frozen foods                              (363,541)             (254,802)                       (177,442)             (138,725)
 Corporate                                 (522,425)             (163,503)                       (439,193)             (143,713)
                                        ---------------------------------                     ---------------------------------
Total from operations                   ($  851,850)          ($  621,469)                    ($  512,781)          ($  340,481)
                                        =================================                     =================================


Depreciation & amortization
 Restaurants                            $    44,557           $    84,958                     $    15,624           $    67,951
 Frozen foods                                11,741                     0                           1,626                     0
 Corporate                                  268,662                 9,224                           1,719                 1,087
                                        ---------------------------------                     ---------------------------------
Total                                   $   324,960           $    94,182                     $    18,969           $    69,038
                                        =================================                     =================================
Interest expense
 Restaurants                            $    53,988           $     7,953                     $    44,498           $     3,043
 Frozen foods                                   6,2                     0                           4,921                     0
 Corporate                                  281,967                 3,119                         120,918                 1,354
                                        ---------------------------------                     ---------------------------------
Total                                   $   342,183           $    11,072                     $   170,337           $     4,397
                                        =================================                     =================================


Total Assets
 Restaurants                            $ 1,195,015           $   847,045
 Frozen foods                             1,132,568                     0
 Corporate                                  951,173             1,053,654
                                        ---------------------------------
Total assets                            $ 3,278,756           $ 1,900,699
                                        =================================

There are no differences in the reporting basis from the annual report on Form 10-KSB/A for December 31, 1999.

Note 7- Subsequent Event

In July 2000, management decided to close the restaurant located in Delray Beach, Florida (the Delray restaurant) as they determined that initial expectations for success had not been met.

Note 8-  Restatement and prior period adjustments

Subsequent to the filing of this Form 10-QSB, it was determined that the accounting for the convertible promissory note and the amortization of the resultant debt discount had not been properly reflected based on the then current understanding of the transaction by management. This correction affected the balance sheet, statement of operations, earnings per share, the statement of cash flows and changes in stockholders' equity as originally reported.

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

The following table reflects the accounts that have been affected by these corrections.

                                               As Restated       As Reported

Common stock                                 $       7,757       $     7,707
Paid in Capital                              $   3,468,359       $ 3,196,463
Preferred stock                              $        -0-        $   190,000
Accumulated deficit                          $  (3,015,940)      $(2,933,994)


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

The Company seeks to market and sell its frozen food products through grocery and convenience stores as well as food service entities such as restaurants, caterers and institutional accounts. The frozen food manufacturing segment operates under the name "Floridino's Specialties, Inc." and Triton Presitge Products, Inc., which are wholly owned subsidiaries of the Company.

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

-Segment Reporting Disclosures

The Company's business operations are divided into two segments: (1) restaurants (including franchising activities) and (2) frozen foods. The Company's business segments are based on business units or entities that offer different products. The restaurant segment includes the results of operations of Floridino's, Inc., located in lower Manhattan, New York City, New York, Lakeland located in Lakeland, Florida, and Delray located in Delray Beach, Florida. Food processing includes the results of operations of Specialties located in Winter Haven, Florida and Triton Prestige located in Palm City, Florida. In July 2000, management decided to close the restaurant located in Delray Beach, Florida (the Delray restaurant) as they determined that initial expectations for success had not been met.

Results of Operations
---------------------

It should be noted that the Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern (see Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999) due to the significant losses that the Company has incurred in the last two fiscal years. Management has addressed these concerns as outlined in such Annual Report; 10-KSB/A for December 31, 1999. However, the future success of management's plans implemented to address the going concern issue cannot be reasonably assured. In fact, the Company continues to experience significant losses through June 30, 2000.

Six months ended June 30, 2000 compared to the six months ended June 30, 1999:

Consolidated sales, gross profit, and net income:

During the six months of fiscal year 2000, the Company had combined gross sales of $1,065,712, compared to $588,105 in the first six months of fiscal year 1999, an increase of 81%. Consequently, gross profits reached $346,211 for the six months ended June 30, 2000 as compared to $234,489 for the six months ended June 30, 1999, an increase of 48%. Gross profits as a percent of gross sales decreased to 32% for the period as compared to 43% for the prior year. This decrease is a result of the addition of the frozen food segment, which has a lower profit margin than the restaurant segment. Management expects the consolidated gross profit percentage to continue to decrease in the future, as the frozen food segment becomes a larger part of the Company's overall business.

General and administrative expenses for the six months ended June 30, 2000 increased to $1,198,061 as compared to $855,958 for the six months ended June 30, 1999, an increase of 40%. Some of the material increases during this six month period as compared to the prior year's first quarter are detailed as follows:

* Insurance costs increased approximately $40,000

* Corporate travel costs increased approximately $32,000

* Corporate payroll costs increased approximately $50,000

* General advertising costs increased approximately $50,000

The majority of these increased costs are directly attributable to implementation of management's plan outlined in the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

During 1999, new management was hired and the accounting staff increased in order to meet management's goals. Travel costs increased as a result of the increase in travel by corporate management located in New York and the operations in Florida. Insurance costs increased as the number of employees increased from 25 to 55 between June 1999 and June 2000.

The Company has recognized trading gains from its stock investments of $622,651 during the period. In addition, the Company sold two parcels of real estate during the period with a book value of $500,000 for $409,764, and therefore recognized a loss on the sale of $90,236. Interest expense increased substantially from $11,072 in 1999 to $342,183 in year 2000. This increase is mainly attributable to a $750,000 of convertible promissory note issued during the latter part of fiscal 1999 and the recognition of $250,000 of debt discount amortization to interest expense attributable to the convertible promissory note. (See Annual Report on Form 10KSB/A for the fiscal year ended December 31, 1999).

Net loss for the six months ended June 30, 2000 increased to $661,618 compared to a loss of $574,945 for the six month period in 1999, an increase in the loss of approximately 10%. On a per share basis, basic loss per share decreased to $.09 at June 30, 2000 compared to an $.11 loss per share at June 30, 1999.

Restaurants:

Gross sales from the Company's restaurants and franchise segment increased to $944,021 in the first six months of fiscal 2000 from $588,105 in the same period in fiscal 1999, or an increase of 60%. Consequently gross profits increased to $335,259 or 43%. Gross profits as a percentage of gross sales decreased to 36% in the six month period of fiscal 2000 from 40% in the same period in fiscal 1999. Management attributes the decrease to the efforts to change the restaurant segment's theme from a more conventional style of restaurant to a fast, self service style of restaurant. The latter type of restaurant historically will have lower margins and lower operating costs as compared to the conventional style restaurant. The decrease was not as a result of lower prices on food products sold.

Depreciation costs decreased significantly for the period, from $84,958 in fiscal 1999 to $44,557 in fiscal 2000. As expected, depreciation costs decreased because of the restaurant closings and the transfer of much of the old restaurant equipment out of production.

Interest costs increased from $7,953 to $53,988 for the six month period comparing fiscal 1999 to fiscal 2000. The increase in interest costs is due to the $495,000 in notes payable used to finance the reconstruction of the New York restaurant. Interest on the debt is at 8.25%.

The restaurant segment had net operating income of $34,116 for the six months ended June 30, 2000 as compared to a loss of $203,164 for the six months ended June 30, 1999. This significant achievement that is attributable to the implementation of management's plan to close all the unprofitable restaurants during fiscal year 1999 and to reopen new restaurants under a fast casual self service theme.

The Company currently operates four restaurants. It should be noted that the segment's success is directly attributable to the results of operations of Floridino's, Inc. (New York). The New York restaurant is located in lower Manhattan in New York City, New York. The restaurant was acquired in November 1998 and was closed for reconstruction in August 1999. The popularity of the restaurant has grown significantly. The gross sales of the New York restaurant accounts for approximately 70% of the segment and its net profit from operations through the six months ended June 30, 2000 is approximately $84,000. In fact, if not for the New York restaurant, the segment would have shown a slight operating loss for the period.

The operations of the restaurant segment include the results of the Floridino's, Inc., Lakeland, and the Delray restaurants for the entire period. The Lake Wales restaurant opened in late May 2000.

The Company has no plans to open any additional restaurants in the foreseeable future. However, should a favorable opportunity arise, the Company may open additional restaurants according to its new self-service fast Italian theme.

During the period, the Company added no other franchisee. Revenues from franchise fees have decreased from the six month period ended June 30, 1999 compared to the six month period ended June 30, 2000. Management intends to aggressively pursue its new self service casual franchise concept in the future because it is an avenue to enhance the Company's name and brands and is expected to lead to more business for its frozen food division. The franchise concept generally requires no initial capital expenditures on the part of the Company and is therefore a more attractive area to pursue given the Company's current financial condition.

The assets for the restaurant segment have increased by approximately $348,000 at June 30, 2000 to $1,195,005 as compared to $847,045 at June 30, 1999. The main cause of this increase were the capitalized construction costs of the New York and Lakeland restaurants. The restaurants had been closed in August and October of 1999, respectively, for reconstruction and were reopened in the fourth quarter of fiscal 1999. The restaurant equipment of the closed restaurants is still being stored at the plant and has a book value of approximately $55,000.

Frozen Foods:

The frozen foods segment finally became operational during the period after nearly a year of investing and planning. The Company's food processing plants in Lakeland Florida and Palm City, Florida generated sales of approximately $122,000. Management is not satisfied with these results. Initial production problems caused scheduling changes and delivery delays. This has caused a lower than anticipated frozen food orders from our customers. Management has evaluated the situation and believes that the plants must become more automated to meet the significant demand that will be experienced if the Company can instill confidence in meeting orders on a timely basis.

Management will continue to monitor the situation through the next quarter and provide and a business plan to automate the plants in the most effective manner.

Gross profits are at 9% of gross sales, or approximately $11,000 for the period. As expected by management, the frozen food segment emphasizes a higher volume of sales but earns lower profit margins. Buyers of the Company's processed food products are fast food entities, large restaurants, school districts, and other food chains located in the southeast United States.

The frozen food segment showed a loss for the period $363,541 compared to a loss of $254,802 for the same period in fiscal 1999last year.. The plant is currently operating at about 15% capacity. Plant overhead costs average about $60,000 per month. The plant is currently operating at a very low capacity, and therefore, overhead costs remain high per unit of production. Management expects no significant additional expenditures to be needed in order to meet the expected demand for its products. Therefore, the plants are currently operating at 10% of capacity and can undergo a significant increase in volume without the attendant increase in overhead costs.

Three months ended June 30, 2000 compared to the three months ended June 30, 1999:

Consolidated sales, gross profit, and net income:

During the three month period ended June 30,Q2 2000, the Company had combined gross sales of $532,498, compared to $205,703 for the same period ended June 30, 1999Q2 1999, an increase of 127%. Consequently, gross profits reached $180,460 for the periodQ2 2000 as compared to $76,823 for the same periodQ2 ended June 30, 1999, an increase of 129%. Gross profits as a percent of gross sales decreased to 34% for the period as compared to 38% for the prior year. This decrease is a result of the addition of the frozen food segment, which has a lower profit margin than the restaurant segment. Management expects the consolidated gross profit percentage to continue to decrease in the future, as the frozen food segment becomes a larger part of the Company's overall business.

Overhead expenses for the quarter increased to $512,781 as compared with $340,348 incurred in the same period in fiscalQ2 1999. Some of the material increases are due to the following increases:

* Insurance costs increased approximately $40,000

* Corporate travel costs increased approximately $32,000

* Corporate payroll costs increased approximately $50,000

The majority of these increased costs are directly attributable to implementation of management's plan outlined in the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

During 1999, new management was hired and the accounting staff increased in order to meet management's goals. Travel costs increased as a result of the increase in travel by corporate management located in New York and the operations in Florida. Insurance costs increased as the number of employees increased from 25 to 55 between June 1999 and June 2000.

The Company has recognized trading gains from its stock investments of $355,625 during the period. After deducting interest costs of $170, 337, the Company recognized net loss for the quarter of $327,493, or $.05 per share, as compared with $287,282 or $.05 per share, in the same period in fiscalQ2 1999.

Interest costs increased substantially in the three month period ended June 30,Q2 2000 compared to the same period in fiscal 1999. This increase is mainly attributable to $750,000 of a convertible promissory note issued during the latter part of fiscal 1999 and the recognition of $250,000 of debt discount amortization to interest expense attributable to the promissory note. (See Annual Report on Form 10KSB/A for the fiscal year ended December 31, 1999).

Restaurants:

Gross sales from the Company's restaurants and franchise segment increased to $498,127 in the three months ended June 30,Q2 2000 from $205,703 in the same period in fiscal1999, or an increase of 142%. Consequently gross profits increased to $177,570 or 131%. Gross profits as a percentage of gross sales decreased to 36% in 2000 from 37% in 1999 mainly as a result of higher depreciation costs associated with the significant reconstruction costs capitalized in the latter part of fiscal 1999. The decrease was not as a result of lower prices on food products sold.

The restaurant segment has net operating income of $103,854 for the quarter ended June 30, 2000 as compared to a loss of $58,043 for the quarter ended June 30, 1999. This is a significant achievement that is attributable to the implementation of management's plan to close all the unprofitable restaurants during fiscal year 1999 and to reopen new restaurants under a fast casual self service theme.

The Company currently operates four restaurants. It should be noted that the segment's success is directly attributable to the results of operations of Floridino's, Inc. (New York). The New York restaurant is located in lower Manhattan in New York City, New York. The restaurant was acquired in November 1998 and was closed for reconstruction in August 1999 and reopened a short time thereafter. The popularity of the restaurant has grown significantly.

The operations of the restaurant segment include the results of the Floridino's, Inc., Lakeland, and the Delray restaurants for the entire period. The Lake Wales restaurant opened in late May 2000. The Delray restaurant was closed in July 2000 because management felt that the restaurant had not met its initial expectations for success. For the six month period ended June 30, 2000, this restaurant had gross sales of $74,920 and incurred operating losses of $114,706.

The Company has no plans to open any additional restaurants in the foreseeable future. However, should a favorable opportunity arise, the Company may open additional restaurants according to its new self-service fast Italian theme. During the period, the Company added no other franchisee.

Frozen Foods:

Gross sales of frozen food products were $34,371 for the quarter ended June 30,fro Q2 2000. This is a decrease from $87,320 in the first quarter of fiscal 2000, the initial quarter of operations. Gross profits for the quarter were $2,890 or approximately 9% of gross sales. After deducting overhead costs for the quarter, the segment showed an operating loss of $177,442 as compared to $138,725 in the similar period last year. As discussed above, management is closely monitoring the reasons for this poor performance and expects to make a decision on this segment within the coming quarter.

Discussion of Financial Condition- Liquidity and Capital Resources

At June 30, 2000, the Company had a working capital deficit of $960,819 as compared to a working capital deficit of $549,718 at December 31, 1999. On a consolidated basis at June 30, 2000, cash on hand was $3,273 as compared to $359,449 at December 31, 1999. Cash of approximately $29,000 was provided by operations. The Company sold two buildings in January 2000 for approximately $410,000 and purchased approximately $375,000 in plant and restaurant equipment during the period with the proceeds from the building sales. Approximately $20,000 in cash was acquired in the purchase of Triton Prestige Products, Inc. In February 2000. The Company used approximately $159,000 in cash to settle outstanding bank loans on the closed restaurants. In addition, the Company used approximately $223,000 to settle outstanding long- term debt to individuals incurred as a result of the plant and restaurant acquisitions in prior fiscal years.

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

The calculation of goodwill at the date of the transaction is as follows:

Fair value of stock transferred
 (50,000 at $8 per share)                                     $  400,000

Less cash balance acquired                                      ( 20,233)
Less fair value of assets acquired                              (196,011)

Add fair value of liabilities assumed                             157,062
                                                              -----------
               Goodwill                                       $   340,818
                                                              ===========

Total assets at June 30, 2000 decreased to $3,278,756 from $3,366,377 at December 31, 1999.

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

Management expects to fund its operations from current cash and investment balances of approximately $396,000. Given the current cost structure of the Company, there is a strong possibility that the Company may not be able to meet is overhead costs beyond the next fiscal year end. If the frozen food processing plant cannot generate sufficient revenues to offset its production overhead within the coming months, management plans to completely restructure or dispose of the segment.

The self-service fast casual restaurant concept envisioned by management's plans discussed more fully in the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999 has been implemented. The Lake Wales restaurant is expected to be opened for business in late May 2000. After Lake Wales, no additional restaurants are planned to open during fiscal 2000. However, the Company will endeavor to take advantage of favorable opportunities as they present themselves.

Instead, the Company intends to emphasize its new self-service fast casual concept as a franchise. The Company intends to support and train new franchisees for a fixed fee and a percentage of gross revenues. The intention is to generate franchise fee revenues and additional demand for its frozen food products, but without the significant investment needed to open and operate a restaurant.

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

     Exhibit 27   Financial Data Schedule

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