Form 10QSB/A
period 2000-09-30
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2001-01-10
CIK 1044434

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
                             UNAUDITED BALANCE SHEET
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999



                                                             9/30/00        12/31/99
                                                             -------        --------
ASSETS
  Current assets:
     Cash                                                 $   118,584    $   359,449
     Accounts receivable                                       85,289              0
     Investment in marketable securities                       67,644        471,250
     Inventory                                                101,101         52,354
                                                          -----------    -----------
         Total Current Assets                                 372,618        883,053

  Property and equipment:
     Buildings & equipment                                  1,062,246      1,451,297
     Leasehold improvements                                 1,313,105        942,519
     Less accumulated depreciation                           (406,942)      (274,729)
     Land                                                     320,000        320,000

     Other assets                                              35,533         42,547
     Goodwill (net of amortization)                           328,040              0
     Organization costs (net of amortization)                       0          1,690
                                                          -----------    -----------

Total Assets                                              $ 3,024,600    $ 3,366,377
                                                          ===========    ===========

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                     $   760,406    $   490,924
     Accrued expenses                                         201,320         61,200
     Notes payable to banks                                         0        159,112
     Current portion of capital lease obligations              24,670         21,669
     Current portion of long term debt                        208,111        699,866
                                                          -----------    -----------
         Total Current Liabilities                          1,194,507      1,432,771

    Long term debt:
      Capital lease obligations                               143,850        105,889
      Long term notes and mortgages                         1,023,211        744,812
      Convertible debentures (9% payable semiannually)        737,915        361,111
                                                          -----------    -----------
        Total Liabilities                                 $3,099,483     $ 2,644,583
                                                          ===========    ===========
  Shareholders' Equity:
     Common stock, $.001 par value; authorized
       25,000,000 shares, issued, and outstanding
       7,245,000 shares (including 512,000 shares
       of Treasury Stock) at September 30, 2000
       and 7,707,000 shares at December 31, 1999                7,757          7,707
     Additional paid in capital                             3,468,359      3,068,409
     Accumulated deficit                                   (3,550,999)    (2,354,322)
                                                          -----------    -----------
        Total shareholders' equity                            (74,883)       721,794
                                                          -----------    -----------

Total Liabilities & Shareholders' Equity                  $ 3,024,600    $ 3,366,377
                                                          ===========    ===========





         Please see the accompanying notes to the financial statements.

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                    UNAUDITED STATEMENT OF FINANCIAL POSITION
               FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30TH


                                             9 mos.            9 mos.         3 mos.          3 mos.
                                             9/30/00          9/30/99        9/30/00         9/30/99
                                             -------          -------        -------         -------

Revenues:
         Food and beverage sales           $ 2,062,991     $   819,022     $ 1,022,717     $   272,761
         Franchise and royalty
           fee revenue                          35,033          53,065           9,595          11,221
                                           -----------     -----------    -----------     -----------

Total gross sales                            2,098,024         872,087       1,032,312         283,982

Less cost of goods sold                     (1,582,405)       (540,243)       (862,904)       (186,627)
                                            -----------     -----------    -----------     -----------

Gross profit                                   515,619         331,844         169,408          97,355

Operating expenses:
    General and administrative expenses     (1,664,385)     (1,191,324)       (466,324)       (335,366)
                                            -----------     -----------    -----------     -----------

Net loss from operations                    (1,148,766)       (859,480)       (296,916)       (238,011)

Other income (expense):
    Unrealized (loss) gain on short term       (19,852)        160,929        (80,104)        103,333
      investment
    Realized gain on short term                606,814               0         44,415               0
      investments
    Loss on sale of real estate assets         (90,236)              0               0               0
    Interest expense                          (544,637)        (16,826)       (202,454)         (5,754)
                                            -----------     -----------    -----------     -----------

Net loss before extraordinary item          (1,196,677)       (715,377)       (535,059)       (140,432)

Extraordinary item:
    Gain on retirement of debt                       0          96,415               0          96,415
    Tax effect                                       0         (32,781)              0         (32,781)
                                            -----------     -----------    -----------     -----------

Net loss before tax provision               (1,196,677)       (651,743)       (535,059)        (76,798)

Income tax provision                                 0               0               0               0
                                           -----------     -----------     -----------    -----------

Net loss                                   ($1,196,677)    ($  651,743)    ($  535,059)    ($   76,798)
                                           ===========     ===========    ===========     ===========

Net loss per common share:
Basic:

    Net loss from operations               $     (0.16)    $     (0.12)   $     (0.07)    $     (0.03)
    Gain from extraordinary items                 0.00            0.01           0.00            0.01
                                           -----------     -----------    ------------    -----------
    Net loss per share                     $     (0.16)    $     (0.11)   $     (0.07)    $     (0.02)
                                           ===========     ===========    ===========     ===========

Weighted average of common shares:
Basic                                        7,298,700       5,827,915       7,245,000       5,310,717

         Please see the accompanying notes to the financial statements.

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                  UNAUDITED STATEMENT OF CHANGES IN CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30TH


                                                          9/30/00         9/30/99
                                                          -------         -------

Operating Activities:
  Net loss                                             ($1,196,677)    ($  651,743)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operting activities:
       Depreciation and amortization                       523,488         139,088
       Unrealized loss on short term investment             19,852        (160,929)
       Loss on disposal of real estate assets               90,236               0
       Compensation expense                                      0          90,000
Changes in other operating assets and liabilities:
     Accounts receivable                                   (85,289)         (4,478)
     Inventory                                             (48,747)          2,548
     Short term investments                                383,754         (98,500)
     Other assets                                            7,014           5,092
     Accounts payable                                      236,512          69,558
     Accrued expenses                                      140,120         (83,058)
                                                       -----------     -----------
Net cash provided (used) by operations                      70,263        (692,422)
                                                       -----------     -----------

Investing Activities:
     Purchase of land                                            0        (320,000)
     Sale of real estate assets                            409,764               0
     Purchase and acquisition of property and
      equipment                                           (342,649)        (55,153)
                                                       -----------     -----------
Net cash provided (used) by investing activities            67,115        (375,153)
                                                       -----------     -----------

Financing Activities:
     Payment of bank overdrafts                                  0         (19,903)
     Proceeds from issuance of convertible
       promissory note                                           0         500,000
     Cash proceeds from issuance of common stock            20,233       1,346,500
     Loans payable to stockholders                               0        (152,799)
     Payment of bank loan                                 (159,112)       (184,713)
     Payment of capital leases                             (26,008)              0
     Payment of long term debt                            (213,356)       (249,532)
                                                       -----------     -----------
Net cash (used) provided by by financing activities       (378,243)      1,239,553
                                                       -----------     -----------

Net (decrease) increase in cash during the period         (240,865)        171,978

Cash balance at beginning of the period                    359,449          15,502
                                                       -----------     -----------

Cash balance at end of the period                      $   118,584     $   187,480
                                                       ===========     ===========

Supplemental disclosures of cash flow information:

     Interest paid during the period                   $    42,433     $    14,951

     Income taxes paid during the period               $         0     $         0


         Please see the accompanying notes to the financial statements.

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FROM JANUARY 1, 2000 TO SEPTEMBER 30, 2000

                                                      Common Stock
                                                      ------------            Paid in            Accumulated
                                                   Shares         Amount      Capital        Deficit        Total
                                                -----------    -----------   -----------   -----------    -----------
Balance at January 1, 2000                        7,707,000    $     7,707   $ 3,068,409   ($2,354,322)   $   721,794

Issuance of common stock to acquire
  subsidiary                                         50,000             50       399,950                      400,000

Return of common stock to treasury by officer      (512,000)                                                        0

Net loss during the period                                                                  (1,196,677)    (1,196,677)
                                                -----------    -----------   -----------   -----------    -----------

Balance at September 30, 2000                     7,245,000    $     7,757   $ 3,468,359   ($3,550,999)   ($   74,883)
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


Amortization of goodwill for the nine months ended September 30, 2000 is $12,778.

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

The following is a summary of the Company's segment information for the nine and three months ended September 30, 2000 and September 30, 1999.

                                       Nine Months Ended                Three Months Ended
                                  ----------------------------      ----------------------------
                                     9/30/00          9/30/99          9/30/00         9/30/99
                                  -----------      -----------      -----------      -----------
Revenues
   Restaurants                    $ 1,808,228      $   840,481      $   864,207      $   252,376
   Food processing                    289,796           31,606          168,105           31,606
                                  -----------      -----------      -----------      -----------
Total revenues                    $ 2,098,024      $   872,087      $ 1,032,312      $   283,982
                                  ===========      ===========      ===========      ===========

Gross Profit
   Restaurants                    $   497,877      $   324,259      $   162,618      $    89,770
   Food processing                     17,742            7,585            6,790            7,585
                                  -----------      -----------      -----------      -----------
Total gross profit                $   515,619      $   331,844      $   169,408      $    97,355
                                  ===========      ===========      ===========      ===========


Income (loss) from operations
   Restaurants                    $   114,995      ($  262,495)     $    80,879      ($   59,331)
   Food processing                   (512,931)        (360,061)        (149,390)        (105,259)
   Corporate                         (750,830)        (236,924)        (228,405)         (73,421)
                                  -----------      -----------      -----------      -----------
Total from operations             ($1,148,766)     ($  859,480)     ($  296,916)     ($  238,011)
                                  ===========      ===========      ===========      ===========

Total Assets
   Restaurants                    $ 1,195,224      $ 1,096,126
   Food processing                  1,143,732          431,680
   Corporate                          685,644        1,136,144
                                  -----------      -----------
Total assets                      $ 3,024,600      $ 2,663,950
                                  ===========      ===========

Depreciation and Amortization
   Restaurants                         83,102          125,253           38,545           40,295
   Food processing                     33,158                0           21,417                0
   Corporate                          407,228           13,835            2,307            4,611
                                  -----------      -----------      -----------      -----------
Total                             $   523,488      $   139,088      $    62,269      $    44,906
                                  ===========      ===========      ===========      ===========

Interest
   Restaurants                         76,878           11,930           22,890            3,977
   Food processing                     14,091                0            7,863                0
   Corporate                          453,668            4,896          171,701            1,777
                                  -----------      -----------      -----------      -----------
Total                             $   544,637      $    16,826      $   202,454      $     5,754
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