Form 10KSB/A
period 1999-12-31
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2001-02-02
CIK 1044434

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


There are three subsidiaries which oversee and independently operate the restaurants owned by the Company. Floridino's, Inc., a New York corporation, operates the Company's restaurant in New York City; Floridino's Express, Inc., a Florida corporation, operates the Company's Lake Wales restaurant which opened in May 2000; and Floridino's of Lakeland, Inc., a Florida corporation, operated the Lakeland restaurant. A fourth subsidiary, Floridino's of Delray Beach, Inc. operated the Delray Beach restaurant which was subsequently closed in July 2000 because it had failed to meet management's initial goals.


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


In addition to the property owned by the Company, the Company also leases the following properties:

                  i. Lakeland restaurant. The Company leased 3,320 square feet at a rental of $2,828 per month commencing in January 1997 from an unaffiliated third party. The lease was for three years and has expired. The Company closed this restaurant in October 2000.

                  ii. Floridino's Cafe, New York. The Company subleases approximately 2,000 square feet of the first floor of a commercial building located in Manhattan pursuant to a ten year lease which expires September 30, 2009. The lease provides for rent of $136,000 per annum ($11,400 per month) for the first three years, with the base rent increasing 10% every three years during the lease term. The sublease is through a company owned by the Chairman of the Board of the Company on the same terms and conditions as the primary lease which is through an unaffiliated third party.

                  iii. Floridino's Express, Lake Wales. The Company leases 3,500 square feet pursuant to a ten year lease with an unaffiliated third party which commenced on May 1, 1999 and is renewable for two five year terms. The monthly rent is $2,650.

                  iv. Palm City Plant. The Company leases 9,750 square feet from an unaffiliated third party pursuant to a ten year lease which commenced in January 2000 and has one five year renewal option. The monthly rent is $4,319.

                  v. Delray Beach restaurant. Although the restaurant closed in July 2000 and was sold by the Company, the landlord would not permit assignment of the lease to the new owner.

                  Accordingly, the Company is responsible on the lease until it terminates in September 2002 but is being paid the $1,961 monthly rent for 1,250 square feet by the new owner.

                  vi. New Smyrna Beach franchise. The Company, through its real estate subsidiary, Toho Holdings, Inc., leases 1,800 square feet from an unaffiliated third party on behalf of a franchise pursuant to a five year lease which terminates in November 2004 and has one renewable option for five years. The monthly rent of approximately $2,530 is paid to the Company by the franchisee.

                  vii. South Daytona satellite office. The Company lease 900 square feet from an unaffiliated third party as a satellite office for certain of its management through its real estate subsidiary, Toho Holdings, Inc. The lease, which was for a one year term, expired on November 30, 2000 and the space is being rented on a month-to-month basis for approximately $555 per month.

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

* George Pirgousis resigned as a director on January 16, 2001


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


Michael Floridino, President and Director. Mr. Floridino is the founder of the Company and since July 1997, he has been President and a director of the Company. Mr. Floridino has been in the - restaurant business since he was a teenager. In 1988, Mr. Floridino moved to Winter Haven, Florida and founded the first Floridino's restaurant. From 1988 to 1997, Mr. Floridino was the owner and operator of several Floridino's restaurants including Floridino's of Bartow located in Bartow, Florida; Floridino's Hardball Cafe located in Lakeland, Florida; Floridino's Home of the Calzone located in Winter Haven, Florida; Floridino's Pizza Etc. also located in Winter Haven, Florida; and Floridino's of Lake Wales located in Lake Wales, Florida. He is the owner and originator of the recipes of Floridino's which have been handed down to him through his family and perfected by him. Mr. Floridino's expertise lies within the food development and restaurant operations business.

Frank Dolney, Secretary/Treasurer and Director. Mr. Dolney has been Secretary/Treasurer and a director since January 1999. During the past 18 years, Mr. Dolney has worked as an investment executive in the areas of portfolio management, private placements and tax strategy. From November 1998 to December 2000, he was a trader for Generic Trading of Philadelphia, LLC. From 1995 to 2000, Mr. Dolney served as a private investment consultant for various entities through the United States. From March 1997 to November 1998, he was a consultant for Vistra Growth Partners. From August 1996 through March 1997, Mr. Dolney was an investment executive with Werbel Roth Securities and from October 1995 to August 1996 he was an investor relations consultant for John Weil and Co. From 1990 to 1995, Mr. Dolney worked with AT Broad & Company in New York as an investment executive identifying corporate finance and merger and acquisition candidates for top management. From 1979 to 1981, Mr. Dolney was Assistant Operations Manager with Merrill Lynch Pierce Fenner & Smith. Mr. Dolney graduated from Hofstra University in 1979 with a Bachelors of Business Administration in Finance and Economics.


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


Roman Fisher, Director. Mr. Fisher has served as a director of the Company since July 2000. Mr. Fisher has gained his management experience as a founder and executive officer of several private and public companies over the past 20 years. He is Executive Vice-President of Bork Consulting Corporation, a private consulting company where he is currently coordinating the consolidation of technology driven companies through strategic planning and development. Mr. Fisher was President and a Director of Globatron Corporation., a publicly traded telecommunications company (formerly known as Win-Gate Equity Group, Inc.) from its inception in May 1996 and served on its Board of Directors until October 2000, and the Board of Directors of Investors Street, a NASD member broker-dealer. From 1985 to 1998, he was an executive with Metropolitan Health Networks, a publicly traded company, where he was responsible for implementing database management, computer systems as well as the design and development of the corporate web site. He received a Masters of Science degree from Nova University in 1984 and his law degree from the University of Basel, Switzerland in 1972.


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

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------


During the past two years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's Common Stock, except as disclosed in Item 2. Description of Property, Item 10. Executive Compensation and the following paragraphs:


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


     3    Articles of Incorporation**


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

     10.5 Promissory Note between Floridino's, Inc. and Toho Partners, LLC dated December 31, 1998*

     10.6 Promissory Note between Floridino's, Inc. and Toho Partners, LLC dated December 31, 1998*

     10.7 Floridino's Standard Franchise Agreement*

     10.8 Consulting Agreement between Floridino's International Holdings, Inc. and the Ephraim Group dated March 10, 2000*

     10.9 9.0% Series A Convertible Preferred Promissory Note Due October 31, 2001**

     10.10 Securities Subscription Agreement dated October 1, 1999**

     21   Subsidiaries of Company*

     27   Financial Data Schedule

--------------------------------------------------------------------------------

* Filed as an exhibit to Form 10-SB/A on July 21, 2000.
** Filed as an exhibit on Form 10-KSB/A on January 10, 2001.

(c) Reports on Form 8-K
    -------------------


A report on Form 8-K was filed on December 15, 1999, and subsequently amended on March 27, 2000, July 21, 2000 and January 10, 2001 and is incorporated herein by this reference.

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

                                  FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                                  -----------------------
                                  (Registrant)

Date: January 31, 2001
                                                       By: /s/ Nick Pirgousis
                                                       ------------------------
                                                       Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/ William Keeler                                    January 31, 2001
------------------                                    ---------------------
Chief Executive Officer                                       Date


/s/ Michael Floridino                                 January 31, 2001
---------------------                                 ---------------------
President and Director                                        Date

/s/ Frank Dolney                                      January 31, 2001
----------------                                      ---------------------
Secretary/Treasurer                                           Date
and Director

/s/ Nick Pirgousis                                    January 31, 2001
------------------                                    ---------------------
Chairman of the Board                                         Date

/s/William Scott                                      January 31, 2001
----------------                                      ---------------------
Director                                                      Date

/s/ Roman Fisher                                       January 31, 2001
----------------                                      ---------------------
Director                                                      Date