Form 10KSB
period 2000-12-31
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2001-04-18
CIK 1044434

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OR (G)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2000              Commission File No. 0-27749

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from ______ to ______


                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
              ----------------------------------------------------
                 (Name of small business issuer in its charter)

            FLORIDA                                      59-3479186
            -------                                      ----------
   State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

   3560 Cypress Gardens Road

      Winter Haven, Florida                                 33884
   --------------------------                               ------
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (863) 326-1006
                                              --------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

        Securities registered under Section (12(g) of the Exchange Act:
                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year $2,889,156.

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of December 31, 2000: Not Determinable

         As of December 31, 2000, there were 7,245,000 shares of the Registrant's Common Stock issued and outstanding.

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

(b) Business of the Company
    -----------------------

         The Company designs, develops, owns and operates family style neighborhood Italian food restaurants featuring freshly prepared, moderately priced pizza and pasta dishes. Floridino's restaurants seek to incorporate a self-service upscale fast casual dining experience for its customers providing high quality Italian food. The Company also produces frozen Italian foods such as pizzas, calzones, and pazza rolls for sale to restaurants and institutional customers. Its operations encompass two segments from which the Company generates revenue: operation of restaurants and sale of frozen foods.

         Floridino's Restaurants
         -----------------------

                  In late 1998, the Company owned and operated the following restaurants:

                                            Floridino's of Lakeland
                                            Hard Ball Cafe
                                            Floridino's of Bartow
                                            Home of the Calzone
                                            Floridino's Inc.
                                            Floridino's Pizza Etc.

         All the restaurants were located in Florida, except for Floridino's, Inc., which is located in New York City, New York. In addition, the Company franchised its Italian food restaurant concept and recipes through its wholly owned subsidiary, Floridino's International, Inc. Floridino's of Lakeland, Inc. ("Lakeland") was formerly Floridino's of Lake Wales, Inc. ("Lake Wales"). In November 1997, the assets and liabilities of Lake Wales were transferred to Lakeland.

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

         From December 1998 through September 1999, the Company closed Hard Ball Cafe, Floridino's of Bartow, Home of the Calzone, and Floridino's Pizza, etc.

         The Company revamped its Lakeland restaurant and incorporated a fast self service upscale concept. This restaurant operated under the name "Mama Mia" and focused on providing high quality Italian food in a casual dining environment. Mama Mia's was closed in October 2000 due to the remodeling of the shopping plaza where it was located, the loss of a major plaza tenant which significantly reduced customer traffic, and slower than expected sales during the summer months of 2000.

         In September 1999, the Company opened an additional restaurant in New York operating under the name "Floridino's Cafe" which provides sandwiches, soups, salads and personal size pizza. The Company maintains and operates the restaurant in New York City, through its wholly owned subsidiary "Floridino's, Inc." Management's goal for this new restaurant is to serve authentic Italian cuisine in an upscale fast food environment. The format is express style with customers being served at the counter for carry out or to dine on the premises. The ambiance provides for a casual dining experience in a warm, relaxed setting. The entire premise behind Floridino's Cafe is to accommodate the lifestyle of today's consumer who demands quality, nutritious meals on the run.

         Floridino's, Inc. and Zoop Soups, Inc. were acquired by the Company in November 1998 and merged into Floridino's, Inc., a wholly owned subsidiary of the Company. Zoop Soups specializes in creating soup recipes that are provided to Floridino's Cafe. The Company intends to market its Zoop Soups items to the general public and to offer Zoop Soups items at its other restaurants in Florida.

         The Company opened two (2) additional restaurants: a location in Delray Beach, Florida opened in December 1999; however, this restaurant was closed in July 2000 as management decided that the restaurant failed to meet initial expectations of success. The second restaurant in Lake Wales, Florida was delayed due to problems in obtaining requisite permits and opened in June 2000. This new restaurant operated under the name "Floridino's Fast Italian" but was subsequently closed in January 2001 due to its unprofitability.

         The Company does not focus on either metropolitan or rural areas in selecting locations for its restaurants. Rather, it chooses locations by targeting areas which possess demographics of generally 20,000 homes in a 3.25 mile radius. High traffic locations are also considered, meaning that such locations must have at least 10,000 cars pass by the location per day. This situates the restaurant in a location where it has public exposure and which is easily accessible to customers.

         Toho Holdings, Inc. was organized in March 1999 for the purpose of holding title to the Company's real estate assets and is a wholly owned subsidiary of the Company.

         Suppliers
         ---------

         The Company's sources of materials and ingredients for its restaurants are obtained from food suppliers. The major suppliers of the Company are Pepsi(R), Lisanti Foods, Cheney Brothers (a secondary food supplier), Dade Paper, and Rockets Red Glare. These suppliers provide materials such as beverages and perishable goods such as sauces, meats, cheeses and bread products for the Company's products and catering services for the New York restaurant. Rockets Red Glare is owned by the manager of the New York restaurant who is a distant cousin of the Company's Chairman of the Board.

         Franchising Activities
         ----------------------

         The Company also franchises its concept to individuals interested in operating a business under the Floridino's name. The franchise concept of the Company operates through the Company's wholly owned subsidiary, Floridino's International, Inc., which was incorporated in September 1993. Since 1997, there have been eleven (11) franchise restaurants which have operated under agreement with the Company. These franchised restaurants have operated in locations throughout the United States, including in Iowa, Florida, Colorado, South Dakota, Arizona and Texas. The main source of income from franchising is generated through the sale of franchises and franchise fees. They have distinct royalty fee schedules which range from payments of two (2%) percent to four (4%) percent of revenues generated by the restaurant. Of these eleven (11) restaurants, seven (7) have closed and four (4) remain operational, two in Arizona and one (1) each in Iowa and Florida.

         Frozen Food Products
         --------------------

         The Company operates a frozen foods segment which develops and produces frozen food products including calzones, pizza and pazzo rolls. This segment currently operates from a 6,000 square foot plant in Lakeland, Florida. In April 1999, management decided to temporarily close the Lakeland plant after finding that its production facility and capacity were inadequate to meet any significant demand for the Company's frozen food product. Packaging at the plant was also not standardized or efficient. After a renovation of the Lakeland plant and acquisition of new machinery and equipment, the Company reopened the Lakeland plant in November 1999 and began receiving orders in January 2000.

         Until March 2001, the Company also operated a 9,600 square foot plant in Palm City, Florida as a result of a transaction with Triton Prestige Products, Inc. in February 2000, in which the Company acquired all of the outstanding shares of common stock of Triton Prestige Products for 50,000 shares of the Company's Common Stock. Triton is now a wholly owned subsidiary of Floridino's, Inc. Until March 2001, Triton operated an Italian food processing plant in Palm City, Florida which specialized in supplying frozen pizza products to schools in the southeastern U.S. for consumption in their cafeterias. The Lakeland plant is owned and its operations managed by the Company's wholly owned subsidiary, Floridino's Specialties Distribution, Inc. The Palm City plant was managed by the Company's wholly owned subsidiary, Triton Prestige Products, Inc.

         Consultants
         -----------

         The Company's relationships with consultants are premised on a performance based approach . The Company believes this will induce and inspire an aggressive management approach by a consultant thereby effectuating positive results for the Company. Additionally, consultants are hired to assist the Company in different business areas which may include, but not be limited to, mergers and acquisitions, financing, and research and development of new products and concepts as it relates to the frozen food segment.

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

         The Company had retained a separate consulting group, The Ephraim Group, to oversee the entire production facility and development of the Company's frozen food line in June 1999. The agreement was for five (5) years but was terminated by the Company for non-performance in July 2000. In consideration of such services, The Ephraim Group received One Hundred Thousand (100,000) shares of restricted Common Stock in the Company for entering into the agreement in August 1999. The agreement provided for the Company to compensate the Ephraim Group in relation to the work performed. Management decided to terminate the consulting agreement with the Ephraim Group in July 2000 and to take over the management of the division directly.

         The Company expended approximately $456,000 to acquire new machinery and modernize its plant. The acquisitions and improvements were completed and the plant was opened for operation in November 1999.

         Competition
         -----------

         The Company recognizes vast competition in both the restaurant and frozen food industry. In response to this, it has targeted a niche area specializing in calzones and pazzo rolls which have limited competition. This niche area will be exploited by management by commencing an expected national marketing campaign which will set the Company's products apart from other nationally marketed frozen foods. Management will insist on an aggressive and innovative market approach in order to develop and cultivate long term growth for the Company with an aim at minimizing reliance on any particular segment in the food industry.

         Management believes that competition in the frozen food category is based on price, quality, marketing, sales, publicity, and distribution. Floridino's is committed to producing a quality product in order to separate itself from other competitors. It plans on utilizing only premium ingredients for all of its products. It also believes that it has identified a market niche and possesses the ideal product to fill that void. Additionally, the Company seeks to establish a pricing schedule which is comparable to competitive products being targeted.

         The Company finds that competition in the calzone market is substantial. The two primary competitors manufacturing calzones today are Stefanos and Pellegrinos, although Sara Lee Corporation has begun producing homestyle-look calzones which are still machine made. Both Stefanos and Pellegrinos are regional companies with limited distribution. Stefanos has found a niche in the southeast region with distribution in a few respectable grocery chains. The primary retailer for Pellegrinos is the Super Wal-Mart chain of stores. Stefanos and Pellegrinos offer an average product with fairly nice packaging. The product of both these companies is machine made with the ingredients being injected into the crust. Floridino's seeks to separate itself from these competitors by providing a products with a homemade look and with quality ingredients.

         The Company has also started producing and supplying pizzas for the Miami-Dade County public school system and expects that this will become a significant part of its sales in the frozen foods segment. The Company's primary competitor in this particular market is Tony's which currently controls this market. Management believes; however, that it can compete with Tony's to gain market share based on product quality and competitive pricing while still realizing a profit on its sales.

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

         Advertising and Marketing
         -------------------------

         The Company advertises its restaurants through newspapers, diner coupon books and through hotels in areas which are in close proximity to each restaurant. The Company believes that this is the most cost effective method to attract interest in and first time visitors to the restaurant for the purpose of gaining their repeat business. Company restaurants in Florida had been featured on live radio spots in 2000. The Company's frozen food products are currently being promoted to national food chains and supermarkets on an individual basis. Additionally, the Company has participated in various trade and food shows to display its products and attract purchaser interest. Where the Company is able to identify a potential purchaser of its frozen foods, it intends on shipping to such potential purchaser a sample of its products in order to attract the purchaser's interest.

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

         The Company's frozen foods segment has the following two subsidiaries:
Floridino's Specialties Distributions, Inc., which oversees the development and production of Italian frozen food products including calzones, pizza and pazzo rolls at the Company's Lakeland plant, and Triton Prestige Products, Inc. which managed the Palm City plant until it closed in March 2001.

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

         In February, 2000, the Company acquired all of the outstanding shares of common stock of Triton Prestige Products, Inc. in exchange for 50,000 shares of the Company's restricted Common

Stock. Triton is a wholly owned subsidiary of the Company. Triton has been operating since July 1999. Its primary business is to provide frozen pizza products which had, until March 2001 been produced at its frozen food plant in Palm City, Florida, to institutions, schools and governmental entities for consumption in their cafeterias. The Triton brands of products are sold under the Triton brand name and label. In March 2001, management of the Company determined to close the Palm City plant. The Company is currently in dispute with the former owners of Triton over alleged breaches of their representations and warranties in connection with the acquisition of Triton Prestige Products and their respective employment agreements. The landlord of the Palm City plant has taken possession of the property and has accelerated the rent due under the lease. If the matter cannot be resolved, it will likely result in litigation among the parties, the outcome of which cannot be ascertained at this time.

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

The Company has assigned no value to trademarks and service marks in its financial statements at December 31, 2000.

         Employees
         ---------

         As of December 31, 2000, there were 75 employees of the Company. There were 50 employees located in Florida and 25 employees located in New York. The restaurant segment had 18 employees, the frozen food processing segment had 26 employees and corporate administration had six (6) employees.

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

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         As of December 31, 2000 the Company held ownership to three (3) parcels of land situated in the State of Florida as follows:

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

         ii. Floridino's Cafe, New York. The Company subleases approximately 2,000 square feet of the first floor of a commercial building located in Manhattan pursuant to a ten year lease which expires September 30, 2008. The lease provides for rent of $136,000 per annum ($11,400 per month) for the first three years, with the base rent increasing 10% every three years during the lease term. The sublease is through a company owned by the Chairman of the Board of the Company on the same terms and conditions as the primary lease which is through an unaffiliated third party

          iii. Floridino's Express, Lake Wales. The Company leases 3,500 square feet pursuant to ten year lease with an unaffiliated third party which commenced on May 1, 1999 and is renewable for two five year terms. The monthly rent is $2,650.

          iv. Palm City Plant. The Company leases 9,750 square feet from an unaffiliated third party pursuant to a ten year lease which commenced in January 2000 and has one five year renewal option. The monthly rent is $4,319. The operations of this plant were discontinued in March 2001. Due to a dispute with the former owners of Triton, the landlord has taken possession of the property and has accelerated the rental payments due under the remaining term of the lease. If the matter cannot be resolved, it will likely result in litigation among the parties, the outcome of which cannot be ascertained at this time.

          v. Delray Beach restaurant. Although the restaurant closed in July 2000 and was sold by the Company in January 2001, the landlord would not permit assignment of the lease to the new owner. Accordingly, the Company is responsible on the lease until it terminates in September 2002 but is being paid the $1,961 monthly rent for 1,250 square feet by the new owner.

          vi. New Smyrna Beach franchise. The Company, through its real estate subsidiary, Toho Holdings, Inc., leases 1,800 square feet from an unaffiliated third party on behalf of a franchisee pursuant to a five year lease which terminates in November 2004 and has one renewable option for five years. The monthly rent of approximately $2,530 is paid to the Company by the franchisee. The restaurant was sold in March 2001 and the lease is in the process of being assigned to the new owner.

          vii. South Daytona satellite office. The Company leases 900 square feet from an unaffiliated third party as a satellite office for certain of its management through its real estate subsidiary, Toho Holdings, Inc. The lease, which was for a one year term, expired on November 30, 2000 and the space is being rented on a month-to-month basis for approximately $555 per month.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

         There are no material legal proceedings outside of the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS FOR COMMON EQUITY AND
        ---------------------------------------------------
        RELATED STOCKHOLDER MATTERS
        ---------------------------


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

                                                               High       Low
                                                               -----      ---

Fiscal Year Ended December 31, 1999:
------------------------------------

First Quarter.......................................          $6.0625    $5.00
Second Quarter......................................          $6.125     $5.00
Third Quarter ......................................          $7.875     $5.625
Fourth Quarter .....................................          $8.875     $6.00

Fiscal Year Ended December 31, 2000:
-----------------------------------

First Quarter.......................................          $9.25      $8.25
Second Quarter......................................          $9.25      $6.03
Third Quarter ......................................          $8.31      $3.50
Fourth Quarter .....................................          $7.75      $1.75

Holders
-------

         There were approximately 71 holders of record of the Company's Common Stock as of December 31, 2000.

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

Segment Reporting Disclosures
-----------------------------

         The Company operates two business segments: restaurants (including franchising activities) and producing Italian frozen foods. The Company's business segments are based on business units that offer different products.

         I. Consolidated Results of Operations

         The Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern because of the significant losses which have been incurred in the last two fiscal years. Management's plan to address these concerns is discussed below.

         The Company closed all restaurants except for Floridino's New York as of December 31, 2000. In addition, the Company, in March 2001, closed its Palm City, Florida plant due to problems with production and management at the plant. The Company is currently in a dispute with the former owners of Triton Prestige relating to their failure to attain certain agreed upon sales targets and alleged breaches of their representations and warranties concerning Triton's business and other matters. As a result of the dispute, the landlord of the Palm City plant has taken possession of the property and is demanding payment of all past due rent and has accelerated payment on the remaining portion of the lease. If the parties are unable to resolve their differences, the matter will likely result in litigation, the outcome of which cannot be ascertained at this time.

         Management expects to raise $1 million through a private offering of its securities in fiscal 2001 through the sale of up to 500,000 units at $2 per unit. Each unit is comprised of one share of Common Stock and one warrant. The warrants are exercisable at $1.75 per share until one year from their date of issuance. As of the date of this Report, the Company has raised $65,000 through this offering. Management expects the offering to be completed by the end of April 2001 although no assurances can be given. The proceeds of the offering will be used to fund operations and to implement the Company's acquisition plans.

         The Company is seeking additional financing for the purpose of acquiring various food service companies located in central and southeastern United States. The Company entered into an agreement with an investment banking firm for consulting services and to act as its agent in connection with securing financing for potential acquisitions. Management of the Company has performed due diligence audits of several prospective companies and has presented a business plan to potential financing sources. Management has extensive experience in the food service industry and intends to use this expertise in developing the expected synergies that would result from a combination of the prospective companies under one entity. For example, a combination of food service entities would be able to purchase inventory as a group, instead of as individual companies, and take advantage of the buying power that would result from such a combination. In addition, such a combination would enhance the sales position of the individual food service entities acquired and would result in higher sales revenues. In addition, the Company would introduce its current Italian frozen foods line as a product line in these entities and thereby increase the efficiency of the frozen food plant.

         Any acquisition will be contingent upon the Company securing the required financing. The ability of the Company to secure the required financing for any acquisitions cannot be assured at this time. The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty.

         Comparison of operating results: (rounded to nearest thousandth)

         Consolidated sales, gross profit, and net income:

         During the year ended December 31, 2000, the Company's combined gross sales were $2,889,000 compared to $1,296,000 generated for the fiscal year ended December 31, 1999, representing a 123% increase. Gross profits were $184,000 for the 2000 fiscal year as compared to $402,000 for fiscal 1999, a 54% decrease. Gross profits as a percent of gross sales decreased from

31% in fiscal 1999 to 6% in fiscal 2000. As anticipated by management, the restructuring of the restaurant concept in the latter part of fiscal 1999 from a more traditional style restaurant to a fast- Italian self-service style has decreased gross profit percentage. In addition, the Company began to provide catering sales in fiscal 2000. The gross margin percentage on catering sales, which is included in the restaurant segment's sales, is 3% and has caused the consolidated gross profit percentage to decline.

         General and administrative expenses for fiscal 2000 includes a $548,849 impairment charge that resulted from writing down the equipment and property of the closed restaurants to fair value and the writing off of the goodwill associated with the acquisition of Triton. Excluding the $548,849 charge resulting from the write down of property and equipment to fair market value and the goodwill, general and administrative expenses for fiscal 2000 were $2,209,000 compared to $1,805,000 in fiscal 1999, an increase of 25%. Some of the highlights of this increase are detailed and discussed below:

                                    1999            2000           Increase
                                    ----            ----           --------


Corporate payroll and benefits    $635,000       $887,000          $252,000

Advertising                       $ 19,000       $ 49,000            30,000

Amortization                      $  6,000       $ 15,000             9,000

Professional fees                 $255,000       $402,000           147,000

Corporate travel                  $ 13,000       $ 88,000            75,000

Rent & utilities                  $288,000       $447,000           159,000

Insurance                         $ 61,000       $ 93,000            32,000
                                                                   ========

Total increase                                                     $704,000

                                                                   ========


         The payroll cost increases are attributed to the addition of corporate staff in the last quarter of fiscal 1999, which had been discussed in the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999. At the end of fiscal 1999 and during fiscal 2000, the Company hired officers and additional corporate accounting staff in order to centrally manage the activities of the Company's two business segments. In fiscal 2000, a satellite corporate office was opened in Daytona Beach, Florida to accommodate the corporate staff. The opening of the offices in Daytona Beach and the acquisition of Triton in February 2000 caused a majority of the increases in rent, utilities, and insurance.

         Professional fees include the costs of legal, consulting and auditing services provided to the Company. In addition to the added legal and accounting costs associated with the Triton purchase and the Company's acquisition plans, professional fees increased substantially this year as a result of amendments to prior reports filed with the Commission. However, management views this additional cost as an isolated occurrence and expects the future cost for professional services to be lower.

         Corporate travel increased this year as a result of the Company's acquisition plans and the performance of due diligence audits in connection with the proposed acquisitions. It is expected that this cost will continue to be higher in comparison to other expenses as management continues with its acquisition plans which cannot be assured without securing the necessary financing.

         The increase in amortization expense is the result of the Triton purchase in February 2000. As a result of the purchase, approximately $291,000 of goodwill was recognized. The Company intended to amortize goodwill on a straight-line basis over a period of 20 years; however, the Company chose to write-off the entire balance during fiscal 2000 due to the uncertainty of any recoverability.

         After deducting general and administrative costs, the Company experienced a loss from operations of $2,624,000 in fiscal 2000 as compared to a loss of $1,404,000 in fiscal 1999, an increase in loss of 87%.

         The Company recognized trading gains from common stock investments of $748,000 during the 2000 fiscal year. The stock investments are accounted as a "trading security" as defined by SFAS No. 115, Accounting for Debt and Equity Instruments, which recognizes the unrealized gains or losses from such investments as "Other income or expenses" in the statement of operations. At December 31, 2000, the market value of the common stock investments was $266,000. Management expects to decrease common stock trading in the current fiscal year due to current market conditions. Management views this gain as an isolated event and cannot assure that these levels of trading gains will be repeated in the current fiscal year.

         In addition, the Company sold two parcels of real estate with a book value of $500,000 in fiscal 2000 for $410,000, and therefore recognized a book loss on the sale of $90,000.

         Interest expense increased substantially during fiscal 2000 from $179,000 in fiscal 1999 to $587,000 in fiscal 2000. During fiscal 2000, the Company recognized $388,000 of additional interest expense that is attributable to the issuance of a convertible debenture in the last quarter of fiscal 1999. The beneficial conversion feature that was recognized at issuance has been fully amortized to interest expense in fiscal 2000 and management expects this cost to be significantly lower in fiscal 2001.

         Net loss for the fiscal year ended December 31, 2000 increased to $2,361,000 compared to a loss of $1,094,000 for fiscal 1999. On a per share basis, loss per share increased to $0.32 per share from $0.18 per share, or 78%.

         Restaurants and franchising:

         During fiscal 2000, the Company operated four restaurants: Floridino's, Inc., Lakeland, Express, and Delray. In fiscal 1999, the Company operated six restaurants. Due to operating losses, Delray and Lakeland were closed during fiscal 2000 while Express closed in January 2001. The combined gross sales of these closed restaurants for fiscal 2000 was $508,000 and operating losses were $551,000.

         Gross sales from the Company's restaurants and franchise segment increased to $2,542,000 for fiscal 2000 from $1,263,000 in 1999, or an increase of 101%. Gross profits; however, decreased to $141,000 or 66%, in fiscal 2000 from $416,000 in fiscal 1999. Gross profits as a percentage of gross sales decreased to 6% in fiscal 2000 from 33% in fiscal year 1999. This significant decline in the gross profit percentage is due to management's decision to convert to a casual fast self-service type restaurant from a more traditional restaurant. As expected, the conversion has caused the restaurant's gross profits to decline since the self- service restaurant has lower margins than the traditional restaurant. The self- service restaurant emphasizes speed of service at a lower cost while the traditional restaurant emphasizes ambience and higher priced dishes with more services. The traditional restaurant also includes bar service, which is historically a higher margined item. In addition, about 29% of the New York restaurant's sales are from a catering contract that was entered into in fiscal year 2000 to supply various Barnes & Noble Bookstores in New York City with sandwiches and beverages. The average margin on the catering contract is 3%. A further cause of the segment's decrease in gross margin percentage is the increase in depreciation costs for the segment. In fiscal 1999, depreciation was $75,000 as compared to $139,000 in fiscal 2000. The increase in depreciation expense for the segment is attributed to the renovations made to the New York restaurant that were completed in September 1999.

         In addition to the foregoing, the decline in the gross profit percentage can be attributed to the inefficiencies of the restaurant operations. The cost levels needed to maintain the restaurant staff and other attendant costs could not, in the opinion of management, justify the level of sales revenues achieved. As a result, management has closed all but the New York restaurant as of December 31, 2000.

         The overhead costs of the restaurant segment were $883,000 for fiscal 2000 as compared to $948,000 for fiscal 1999. The overhead cost of the restaurant for fiscal 2000 includes an impairment charge of $549,000 for the assets and property of the closed restaurants written down to net realizable value and for the write-off of goodwill from the Triton acquisition.

         The equipment of Delray and Express were sold for $75,000 in the first quarter of fiscal 2001. The equipment for Lakeland was transferred to storage. In addition, two of the leases of the closed restaurants were sub-leased at the same rental rate and the third lease was cancelled at no cost to the Company.

         The renovations of the New York restaurant were completed in September 1999 at a cost of approximately $736,000. Fiscal 2000 includes depreciation of these costs for the full year while fiscal 1999 includes depreciation of these assets for only one quarter. The interest expense for the segment also increased as a result of this reconstruction. The cost of the reconstruction was financed by unsecured loans of approximately $258,000 at 8.25% per annum from an affiliated party and an additional amount of approximately $237,000 from a contractor which have been secured by the leasehold improvement assets of the New York restaurant.

         The New York restaurant is located in lower Manhattan, New York and caters to the lunchtime working crowd. In addition, it provides catering services to several Barnes & Noble Bookstores. The gross sales for this restaurant for fiscal 2000 were $2,002,000, which included $527,000 of catering sales. Loss from operations of the New York restaurant was $240,000 for fiscal 2000. Fiscal 1999 sales for this restaurant were $578,000 and operating losses were $326,000.

         During the period, the Company added one franchise and currently has four franchises in three states. Franchise fees have decreased 10% for fiscal 2000 as compared to fiscal 1999 as a result of lower fees charged by the Company to attract new franchisees.

         The Company has no plans to open additional restaurants and there are no plans for capital expenditures to be made on behalf of the restaurant segment.

         Frozen foods processing:

         The frozen foods segment became operational during the fourth quarter of fiscal 1999 and began receiving orders in the first quarter of fiscal 2000. The Company's food processing plants were located in Lakeland, Florida and Palm City, Florida during fiscal 2000. The segment generated sales of approximately $347,000 for fiscal 2000 as compared to $33,000 for fiscal 1999. Sales generated in fiscal 1999 were the result of a test sales period. The Company did not begin receiving actual orders for its frozen food products until the first quarter of fiscal 2000.

         The segment's gross profits as a percent of gross sales were 12% for fiscal 2000. Management's gross profit percentage target for the segment is 26%. The failure to achieve this gross profit level is a result of plant inefficiencies. During the first three quarters of fiscal 2000, the Lakeland plant was managed by an outside consulting firm. In the fourth quarter , management decided to cancel the contract with this consulting firm and take direct control of the Lakeland plant operations. Management began to make the operation more efficient by cutting direct labor and direct materials costs. Management believes that the benefits of its actions will be reflected in the current fiscal year.

         In March 2001, management decided to close the Palm City plant. The managers of the Palm City plant, who were its former owners prior to the acquisition in February 2000, were terminated due to alleged breaches of their representations and warranties in connection with the sale of Triton. The landlord of the Palm City plant has taken possession of the property and has accelerated the rent due under the lease. If the matter cannot be resolved, management is considering legal remedies against the former owners of Triton, the outcome of which cannot be ascertained at this time.

         Overhead costs for the segment were $733,000 for fiscal 2000 as compared to $501,000 for fiscal 1999. The addition of Triton in February 2000 accounted for approximately $220,000 of the increase. Currently, the Lakeland plant is operating at about 40% capacity.

         The total assets of the segment increased to $645,000 in fiscal 2000 from $511,000 in fiscal 1999. The increase is mainly attributable to the assets acquired in the purchase of Triton. Upon closing the Palm City plant, the equipment which had been installed by the Company after the Triton acquisition, was transferred to the Lakeland plant. The property and equipment that was not transferred was written down to fair value at December 31, 2000 resulting in an impairment charge to operations of $36,000. Management has no plans for capital expenditures for this segment in the current fiscal year except for the normal expenditures required for the maintenance of the Lakeland plant.

         The food processing segment showed a loss from operations for fiscal 2000 of $690,000; however, management believes that a significant increase in plant capacity can be attained without a significant increase in overhead. In August 2000, management terminated the Company's consulting agreement with the Ephraim Group. Ephraim had been engaged to oversee the design and construction of the Lakeland plant. In addition, the Ephraim Group was responsible for the ongoing management of the plant and the marketing of the plant's frozen food products. Management determined that the sales volume of the Lakeland plant was not progressing at expected rates and concluded that the operations of the plant could be more efficient. The management of the plant is now under the direct control of corporate management, reporting directly to the chief executive officer. Sales results will be reviewed on a weekly basis and all costs attendant with the Lakeland plant will be reviewed in order to achieve optimum use of the plant. Management expects that the benefits from these decisions will be mostly recognized in the current fiscal year.

         Management is cautious about the future profitability of this segment. Management plans to increase the gross profit percentage to 26%, which, based upon management's experience in the food production industry and in comparison with similar companies, is believed to be attainable.

         Management plans to generate sales for the frozen Italian food products by purchasing strategically situated private food service companies within the United States that have an expanded customer base but do not currently offer an Italian food product line. If the acquisitions are consummated, as to which there can be no assurance, management intends to introduce the Italian frozen food products to these newly acquired subsidiaries for sale to its current customer base. This would enable the Company to expand its frozen food product sales quickly as opposed to a slow growth of a customer base. Management; however, cannot estimate the amount of sales of Italian frozen food products that could be achieved by these acquisition plans, nor can it assure that it would be successful in obtaining the required funding to execute its acquisition plan. As of the date of this report, the Company has not entered into any definitive agreement for the acquisition of any company.

Discussion of Financial Condition: Liquidity and Capital Resources

         At December 31, 2000, the Company had a working capital deficit of $2,187,000 as compared to a working capital deficit of $550,000 at December 31,1999.

         On a consolidated basis, cash on hand was $34,000 at year end December 31, 2000. During the year the operations used cash of $299,000. The Company sold two buildings for $410,000 and spent $171,000 on leasehold improvements, $19,000 for furniture, and $205,000 for plant equipment. The equipment of Lakeland, Delray, and Express restaurants was sold in the current fiscal year for approximately $75,000. The equipment of these restaurants was written down to fair value at December 31, 2000.

         During fiscal 2000, the Company paid approximately $390,000 of outstanding debt and capital lease obligations. The Company acquired additional debt of $250,000 by an unsecured loan at 15% interest per annum from a financing company to fund operations. The original maturity date of the loan was March 15, 2001 but has been extended to June 2001 on the same terms. The Company also entered into a capital equipment lease during fiscal 2000 to purchase $21,000 of plant equipment.

         Investments in marketable securities were $266,000 at December 31, 2000 as compared to $471,000 at the beginning of fiscal 2000. The Company has been liquidating its common stock holdings and using the funds to finance its operations for the fiscal year. For the year ending December 31, 2000, the Company had gains from its stock holdings of $748,000. Management did not rely upon nor expects to rely upon trading activities to provide for its cash flows in the current fiscal year

         Inventory balances increased from $52,000 at December 31, 1999 to $85,000 at December 31, 2000 as a normal result of business activity. Inventory consists of perishable food products and ingredients and normally turns over every two weeks. Management believes that inventory balances will continue to rise as the sales growth of the institutional accounts increases.

         In February 2000, the Company issued 50,000 shares of Common Stock to purchase 100% of the issued and outstanding common stock of Triton Prestige Products, Inc., a privately held company specializing in Italian food processing. Triton became a wholly owned subsidiary of the Company and its results of operations are included in the frozen food segment. The purchase method of accounting was used to record the transaction and accordingly, the fair market value of the assets acquired and the liabilities assumed at the date of the transaction are recorded in the books and records of the Company. The difference between the fair market value of the shares given and the fair market value of the assets acquired are recognized as goodwill. As a result, the Company recognized $291,000 of goodwill, which the Company intended to amortize on a straight-line basis over a period of 20 years; however, the Company chose to write-off the entire balance during fiscal 2000 due to the uncertainty of any future recoverability.

         Total assets at December 31, 2000 decreased to $2,518,000 from $3,366,000 at December 31, 1999.

         Accounts payable balances have increased to $860,000 at December 31, 2000 as compared $470,000 at December 31, 1999. The increase is mostly the result of the increased business activities of the frozen food segment. Normally, raw materials and food products needed to manufacture product are purchased with terms allowing for payment of between 10 and 30 days. The Company's largest supplier of raw materials currently has extended 21-day terms to the Company.

         Accrued expenses and interest payable increased from $82,000 at the beginning of fiscal 2000 to $227,000 at December 31, 2000. The increase in the balance can be attributed mainly to accrued interest expense on the borrowings of the Company. Long-term debt of $495,000 requires interest to be paid at maturity.

         At December 31, 2000, long-term debt included $258,000 at 8.25% interest per annum payable to companies owned wholly or in part by the Chairman of the Board of the Company. In fiscal 2000, the Company negotiated the extension of the maturity date of the note from January 2000 to January 2002. In addition, a note payable to a general contractor for $237,000 that was due in October 2000 for renovations to the New York restaurant, was extended to January 2002. The Company pledged these improvements as security for this note payable.

         The Company's total stockholders' deficit increased from equity of $722,000 at December 31, 1999 to a deficit of $1,124,000 at December 31, 2000.
The decrease is mostly the result of $2,361,000 in net losses for the year.

         During the current fiscal year, the Company projects no significant additional expenditures in connection with any of the Company's restaurant or frozen food activities. However, if management is successful in achieving the financing need to implement its acquisition plans, capital expenditures planned will be significant. It is estimated that if the current acquisition and financing plans are achieved, the Company will spend approximately $12 million of the financing proceeds to renovate and modernize existing food service facilities.

         The Company expects to fund current operations by a private offering of securities. The Company intends to raise $1 million through the issuance of 500,000 units at $2 per unit. Each unit contains one share of common stock and a warrant exercisable at $1.75 per share for one year from the date of issuance. As of the date of this report, the Company has raised $65,000 from this offering and expects the offering to be completed by the end of April 2001. No assurances are given that the Company will raise additional funds or that the Company will not extend the offering period to a later date.

ITEM 7. FINANCIAL STATEMENTS
        --------------------

The following financial statements of the Company are included in this report following Item. 13 hereof:

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statement of Operations for the years ended December 31, 2000 and 1999 Consolidated Statement of Cash Flows for the years ended December 31, 2000 and 1999 Consolidated Statement of Changes in Shareholder Equity from January 1, 1999 to December 31, 2000 Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------

On January 17, 2000, the Company dismissed the certified public accounting firm, Infante, Lago & Company, as a result of the departure of Mr. Jesus Lago, the partner overseeing the audit and financial reporting of the Company. Mr. Lago has become a partner of the certified public accounting firm of Berkovits, Lago & Company, LLP, located in Plantation, Florida, and the Company elected to retain this firm for the purpose of conducting future audits of the Company and for providing financial reports for the Company. The engagement of the accounting firm of Berkovits, Lago & Company, LLP commenced on January 17, 2000.

The decision to dismiss Infante, Lago & Company was based solely on the departure of Mr. Lago from that firm and did not stem from any disagreement between the Company and Infante, Lago & Company on any matter of accounting principles, practices, financial statements, disclosure or auditing practices or procedures. No such disagreements existed between the Company and Infante, Lago & Company prior to their dismissal.

The engagement of the accounting firm of Berkovits, Lago & Company, LLP commenced on January 17, 2000. The Company, on December 17, 1999, filed a Form 8-K reflecting this change which has been subsequently amended. The Form 8-K/A is incorporated by reference herein and investors are directed to that filing for disclosure purposes. The principal accountant's report on the financial statements for either 1999 or 2000 did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope, or accounting principles. The accountant's report for the fiscal year ended December 31, 1999 was modified with respect to the Company's ability to continue as a going concern. Additionally, the decision to change accountants was approved by the Board of Directors of the Company and ratified by stockholders on July 21, 2000 at their annual meeting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         -------------------------------------------------------
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -----------------------------------------------------------

                              Position(s) Held and
Name                    Age   Duration of Service            Family Relationship
-----------------       ---   -------------------            -------------------

William C. Keeler       47    Chief Executive Officer        None
Michael Floridino       42    President/Director             None

Frank Dolney            45    Secretary/Treasurer/Director   None
Nick Pirgousis          45    Chairman of Board              Brother of George
                                                             Pirgousis

George Pirgousis*       59    Director                       Brother of Nick
                                                             Pirgousis

William A. Scott        57    Director                       None
Roman Fisher* *         53    Director                       None
-----------------------------------------------------------
*  George Pirgousis resigned as a director on January 16, 2001.

** Roman Fisher was elected to serve on the Board of Directors at the annual meeting of stockholders held on July 21, 2000.

         All directors hold office until the next annual meeting of stockholders, held on June 15th of each year, and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors. Set forth below is certain biographical information regarding the Company's executive officers and directors:

         William Keeler, Chief Executive Officer. Since November 1999, Mr. Keeler has been the Company's Chief Executive Officer. Mr. Keeler has over twenty years of experience in the food industry including work in retail restaurants and wholesale distribution. From January 1998 to November 1999, Mr. Keeler worked as Vice President of Sales and Marketing for Bari Importing Corp., where he supervised all sales and marketing aspects of that company, increased sales and profits over 20%, instituted a new commission program, instituted a new sales software program, designed an equipment program bringing new customers and opening new opportunities for the sales force. From1994 to May 1995, he was regional sales manager, and from May 1995 to September 1996, he was general sales manager, and from September 1996 to January 1998, he was vice president of sales, all at Rykoff Sexton US Food Services. Mr. Keeler was district sales manager and district sales director at Sysco Foods from 1991 to 1994. Prior to being territory and district sales manager and director of corporate produce sales for White Swan Food Service from 1984 to 1991, Mr. Keeler was the franchise owner of five Kentucky Fried Chicken franchises from 1978 to 1984.

         Michael Floridino, President and Director. Mr. Floridino is the founder of the Company and since July 1997, he has been President and a director of the Company. Mr. Floridino has been in the restaurant business since he was a teenager. In 1988, Mr. Floridino moved to Winter Haven, Florida and founded the first Floridino's restaurant. From 1988 to 1997, Mr. Floridino was the owner and operator of several Floridino's restaurants including Floridino's of Bartow located in Bartow, Florida; Floridino's Hardball Cafe located in Lakeland, Florida; Floridino's Home of the Calzone located in Winter Haven, Florida; Floridino's Pizza Etc. also located in Winter Haven, Florida; and Floridino's of Lake Wales located in Lake Wales, Florida. He is the owner and originator of the recipes handed down to him though his family and perfected by him. Mr. Floridino's expertise lies within the food development and restaurant operations business.

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

         Roman Fisher, Director. Mr. Fisher has served as a director of the Company since July 2000. Mr. Fisher has gained his management experience as a founder and executive officer of several private and public companies over the past 20 years. He is Executive Vice-President of Bork Consulting Corporation, a private consulting company where he is currently coordinating the consolidation of technology driven companies through strategic planning and development. Mr. Fisher was President and a Director of Globatron Corporation., a publicly traded telecommunications company (formerly known as Win-Gate Equity Group, Inc.) from its inception in May 1996 until January 2000 and served on its Board of Directors until October 2000, and the Board of Directors of Investors Street, a NASD member broker-dealer. From 1985 to 1998, he was an executive with Metropolitan Health Networks, a publicly traded company, where he was responsible for implementing database management, computer systems as well as the design and development of the corporate web site. He received a Masters of Science degree from Nova University in 1984 and his law degree from the University of Basel, Switzerland in 1972.

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

         Directorships
         -------------

         None of the Company's executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

         Family Relationships
         --------------------

         Nick Pirgousis, Chairman of the Board of Directors, and George Pirgousis, a former director of the Company during fiscal 2000, are brothers. There are no other family relationships between the directors, executive officers or any other person who may be selected as a director or executive officer of the Company.

         Compliance with Section 16 (a) of the Exchange Act
         --------------------------------------------------

         Directors, officers, and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Act of 1933, as amended, are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's common stock. The Initial Statements of Beneficial Ownership on Form 3 for Messrs. Keeler, Pirgousis, Scott and Pirgousis were filed on June 16, 2000. The Form 3's for Messrs. Dolney, Fisher and Floridino were filed on December 6, 2000.

Item 10.    EXECUTIVE COMPENSATION
            ----------------------

         The following table summarizes the total compensation awarded or paid by the Company to its President and Chief Executive Officer, for the fiscal year ended December 31, 2000. No executive officer of the Company had a total annual salary and bonus in excess of $100,000 for fiscal 1999 or fiscal 1998.

                                            Summary Compensation Table

                               Annual Compensation                                        Long Term Compensation
Name                           --------------------                                       ----------------------
                                                                                          Awards       Payouts
                                                                                          ------       -------
and                                             Annual      Restricted          Under                  Other
Principal                                       Compen         Stock            lying      LTIP        Comp
Position       Year      Salary      Bonus      sation         Awards           Options    Payouts     ensation
--------       ----      ------      -----      ------         -------          -------    -------     --------
Michael        2000      $ 76,445      0          0              0              0             0             0
Floridino,     1999      $ 75,000      0          0              0              0             0             0
President,     1998      $76,120       0          0              0              0             0             0


William        2000      $122,307      0          0              0              0             0             0
Keeler,        1999      $ 20,000      0          0              0              0             0             0
CEO            *


-----------------------
*Mr. Keeler was not employed by the Company until November 1999.


         The Company has not had a bonus, profit sharing or deferred compensation plan for the benefit of its employees, officers or directors.

         Compensation of Directors: None.
         --------------------------

         Option Grants in 2000:   None
         ----------------------

         Employment Contracts and Termination of Employment and Change of
         ----------------------------------------------------------------
Control Arrangements:
---------------------

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            ---------------------------------------------------
            MANAGEMENT
            ----------

         (a)   Security Ownership of Certain Beneficial Owners
               -----------------------------------------------

         The following table sets forth the information, to the best knowledge of the Company as of December 31, 2000 with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock.

Name and Address of                    Amount and Nature of          Percent
Beneficial Owner                       Beneficial Ownership(1)     of Class (2)
-----------------                      -----------------------     -----------

Hynford Holdings Ltd.                  500,000                       6.9%
Cable Beach Court - Suite #1
Nassau, Bahamas

Chevas Holdings Ltd.                   500,000                       6.9%
66-Musard Road
London, UK

Raffles Toho Ltd.(3)                   464,000                       6.4%
494 La Guardia Place
New York, New York 10012

Toho Ventures LLC. (4)               1,680,000                    23.2%
494 LaGuardia Place
New York, New York 10012

-----------------------------------------------------------------------------

(1) All shares are owned directly by the listed person.

(2) Percentages are based upon 7,245,000 shares issued and outstanding at December 31, 2000.

(3) As of December 31, 2000, Nick Pirgousis was the sole beneficial owner of Raffles Toho Ltd., which owns 464,000 shares of the Company. The corresponding amount of shares beneficially owned by Nick Pirgousis includes the 464,000 shares of the Company owned beneficially through Raffles Toho Ltd. in accordance with Rule 13d-3 of the Exchange Act.

(4) As of December 31, 2000, Nick Pirgousis and Frank Dolney, Chairman of the Board and Secretary/Treasurer and a director, respectively, own 100% of Toho Ventures LLC., which owns 1,680,000 shares of common stock of the Company. The corresponding amount of shares beneficially owned by Nick Pirgousis and Frank Dolney each individually include all 1,680,000 shares of the common stock of the Company owned beneficially through Toho Ventures Ltd. in accordance with Rule 13d-3 of the Exchange Act.

         (b) Security Ownership of Management
             --------------------------------

The following table sets forth the information, as of December 31, 2000 with respect to the ownership of common stock of the Company by each director and executive officer of the Company and all directors and executive officers as a group:

Name and Address of                Amount and Nature of           Percent
Beneficial Owner                   Beneficial Ownership          of Class (5)
-----------------                  ------------------------      -----------
William Keeler                              3,000                     *
5836 Spruce Creek Drive
Fort Orange, Florida

Michael Floridino (4)                     524,700                   7.2%
3560 Cypress Gardens Road
Winter Haven, Florida 33884

Toho Ventures LLC.(1)                   1,680,000                  23.2%
494 LaGuardia Place
New York, New York 10012

George Pirgousis (3)**                    142,000                   2.0%
494 LaGuardia Place
New York, New York 10012

William Scott                              40,000                     *
95 Madison Avenue
Morristown, New Jersey

Lokee LLC (3)                             142,000                   2.0%
494 LaGuardia Place
New York, New York 10012

Frank Dolney (1)                        1,680,000                  23.2%
4291 Old Nine Foot Road
Winter Haven, FL 33880

Nick Pirgousis (1) (2)                  2,144,000                  29.6%
494 La Guardia Place
New York, NY 10012

Roman Fisher                                    0                     0
3100 N. Ocean Blvd., #809
Ft. Lauderdale, FL 33308

All Directors and
Executive Officers as
 group  (7 persons)                     4,783,700                  62.0%

----------------------------------------------------------------------
* Less than 1 %

** George Pirgousis resigned as a director in January 2001.

(1) As of December 31, 2000, Nick Pirgousis, Chairman of the Board and Frank Dolney, Secretary, Treasurer and a director, own 100% of Toho Ventures LLC., which owns 1,680,000 shares of common stock of the Company. The corresponding amount of shares beneficially owned by Nick Pirgousis and Frank Dolney each individually include all 1,680,000 shares of the common stock of the Company owned beneficially through Toho Ventures Ltd. in accordance with Rule 13d-3 of the Exchange Act.

(2) As of December 31, 2000, Nick Pirgousis, Chairman of the Board, is the sole beneficial owner of Raffles Toho Ltd., which owns 464,000 shares of the common stock of the Company. The corresponding amount of shares beneficially owned by Nick Pirgousis includes the 464,000 shares of common stock of the Company owned beneficially through Raffles Toho Ltd. in accordance with Rule 13d-3 of the Exchange Act.

(3) As of December 31, 2000, George Pirgousis was the sole beneficial owner of Lokee LLC which owns 142,000 shares of common stock of the Company. The corresponding amount of shares beneficially owned by George Pirgousis includes the 142,000 shares of common stock of the Company owned beneficially through Lokee LLC in accordance with Rule 13d-3 of the Exchange Act.

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

(5) Percent of Class is based on 7,245,000 shares of Common Stock outstanding as of December 31, 2000.

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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         During the past two years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's Common Stock, except as disclosed in Item 2. Description of Property, Item 10. Executive Compensation and the following paragraphs:

         (a) In May 1999, the Company issued 50,000 shares of common stock to Michael Floridino, the Company's president, in connection with the purchase of three (3) parcels of real estate located at 1810 3rd Street, S.E., Winter Haven, Florida, 300 Cypress Gardens Blvd, Winter Haven, Florida 33880, 3560 Cypress Gardens Road, Winter Haven, Florida 33884. For additional consideration to Michael Floridino, the Company assumed the liabilities and encumbrances on each of those properties. The property provided by Michael Floridino was the fair market value in accordance with inquiries and appraisals made by the Company through various real estate brokers in the Winter Haven, Florida area. The total market value of the three properties, not reduced by mortgages, liens and encumbrances, was approximately $639,000. The valuation of the liabilities on the properties was $389,000.

         (b) During the course of the 1999 fiscal year, the Company received funding for reconstruction of the Company's operations from Raffles Toho Inc., in the total sum of approximately $258,020. Raffles Toho is wholly owned by the Chairman of the Board of Directors of the Company, Nick Pirgousis. The advance of such funds is evidenced by three promissory notes. The terms of the notes provide for interest to be assessed at an annual rate of 8.25%. The individual notes held by Raffles Toho, issued on August 31, 1999, are for $120,435 and $72,197. These had a balloon payment due on September 1, 2000, extended to October 31, 2000. A third individual note issued on August 31, 1999 for $45,388 had a balloon payment due on January 1, 2000. A fourth individual note issued on August 1, 1999 for $20,000 had a balloon payment due January 1, 2000. In November 2000, the maturity dates of all four promissory notes were extended to January 2002.

         (c) The Company subleases the space for the New York restaurant from an entity which is owned by Nick Pirgousis, the Company's Chairman of the Board and a majority shareholder. The rent paid for the space is the same as is paid by the related party for the space to the unaffiliated third party landlord. In fiscal 2000, that amount paid to the related party was $136,800.

         (d) The Company has contracted with a company owned by the manager of the New York restaurant, who is a distant cousin of the Company's Chairman of the Board, to purchase food and beverages from his company for sale to several Barnes and Noble Bookstores in New York city. The total amount paid in fiscal 2000 was $522,649. The price of the goods received from this company are believed to be approximately 20% less than can be obtained from a competitor.

         (e) In May 2000, Frank Dolney, Secretary, Treasurer and a director of the Company, loaned the Company $60,000. The loan, which is unsecured, bears no interest and is payable upon demand.

         (f) In October 2000, the Company's Chairman of the Board, Nick Pirgousis, and Secretary, Treasurer and a director, Frank Dolney, pledged 1,000,000 shares of the Company's Common Stock owned by Toho Ventures LLC., a company owned and controlled by Messrs. Pirgousis and Dolney, to a financial institution in order to secure a $250,000 loan to the Company. The loan, which bears interest at 15% per annum, is due June 30, 2001. The pledge of these shares by Messrs. Pirgousis and Dolney was at no cost to the Company.

Item 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
          ------------------------------------------------------

(a) Documents filed as a Part of This Report
    ----------------------------------------

          See Index to Financial Statements, which are included for Item 7. following this Item13. as an integral part of this report.


(b) Exhibits
    --------

    3      Articles of Incorporation**

    3.1    By laws*

    4      Form of Unit Offering Warrant

    4.1 Warrant Agreement between Floridino's International Holdings, Inc. and Brian Donohue

   10.1    Agreement between Michael Floridino and Company  dated May 20, 1999*

   10.2 Promissory Note between Floridino's, Inc. and Raffles Toho, Inc. dated August 31, 1999*

   10.3 Promissory Note between Floridino's, Inc. and Raffles Toho, Inc. dated August 31, 1999*

   10.4 Promissory Note Between Floridino's, Inc. and Raffles Toho, Inc. dated December 31, 1998*

   10.5 Promissory Note between Floridino's, Inc. and Toho Partners, LLC dated December 31, 1998*

   10.6 Promissory Note between Floridino's International Holdings, Inc. and Fidra Holdings Ltd. dated October 15, 2000

   10.7    Floridino's Standard Franchise Agreement*

   10.8 Consulting Agreement between Floridino's International Holdings, Inc. and the Ephraim Group dated March 10, 2000*

   10.9    9.0% Series A Convertible Preferred Promissory Note Due
           October 31, 2001**

   10.10   Securities Subscription Agreement dated October 1, 1999**

   21      Subsidiaries of Company*


-------------------------------------------------------------------------
* Filed as an exhibit to Form 10-SB/A on July 21, 2000 and incorporated by reference.
** Filed as an exhibit on Form 10-KSB/A on January 10, 2001 and incorporated by reference.

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

                                   FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                                   -----------------------
                                  (Registrant)

Date: April 13, 2001
                                   By: /s/ Nick Pirgousis
                                       -----------------------------------------
                                      Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

      Name                                Title                      Date
     ------                              -------                    -------
/s/ William Keeler              Chief Executive Officer         April 13, 2001
--------------------------
   William Keeler


/s/ Michael Floridino           President and Director          April 13, 2001
--------------------------
    Michael Floridino


/s/ Frank Dolney                Secretary/Treasurer            April 13, 2001
---------------------------        and Director
    Frank Dolney


/s/ Nick Pirgousis              Chairman of the Board          April 13, 2001
---------------------------
    Nick Pirgousis


/s/ William Scott               Director                       April 13, 2001
---------------------------
    William Scott

/s/Roman Fisher                 Director                       April 13, 2001
---------------------------

Auditor's Report
----------------




                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

To the Board of Directors and Shareholders
Floridino's International Holdings, Inc. and its Subsidiaries

We have audited the accompanying consolidated balance sheets of Floridino's International Holdings, Inc. ("the Company") and its Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Floridino's International Holdings, Inc. and its Subsidiaries at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



Berkovits, Lago & Company, LLP
April 12, 2001

                     Floridino's International Holdings Inc.
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                                                                                        (As Restated)
                                                                        12/31/00           12/31/99
                                                                       -----------       -----------
ASSETS

  Current assets:
     Cash                                                              $    34,081       $   359,449
     Accounts receivable                                                    75,583                --
     Marketable securities held for trading                                266,402           471,250
     Inventory                                                              84,813            52,354
     Prepaid expenses                                                       44,332                --
                                                                       -----------       -----------
         Total Current Assets                                              505,211           883,053

  Property and equipment (net of accumulated depreciation)               1,977,591         2,439,087
  Other assets                                                              35,440            42,547
  Goodwill (net of amortization)                                                --                --
  Organization costs (net of amortization)                                      --             1,690
                                                                       -----------       -----------
Total Assets                                                           $ 2,518,242       $ 3,366,377
                                                                       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                  $   859,968       $   470,293
     Accrued expenses                                                      154,878            61,200
     Accrued interest payable                                               71,838            20,631
     Bank overdrafts                                                        75,460                --
     Convertible debentures payable                                        750,000                --
     Capital leases payable (current portion)                               45,696            21,669
     Notes and mortgages payable (current portion)                         733,995           858,978
                                                                       -----------       -----------
         Total Current Liabilities                                       2,691,835         1,432,771

    Long term debt:
      Capital leases payable                                               133,584           105,889
      Notes and mortgages payable                                          817,006           744,812
      Convertible debentures payable                                            --           361,111

  Shareholders' Equity:
     Common stock, $.001 par value; authorized 25,000,000 shares;
       issued and outstanding, 7,245,000 at December 31, 2000 and 7,707,000 at December 31, 1999

                                                                       $     7,245       $     7,707
     Additional paid in capital                                          3,584,026         3,068,409
     Accumulated deficit                                                (4,715,454)       (2,354,322)
                                                                       -----------       -----------
           Total shareholders' equity (deficit)                         (1,124,183)          721,794
                                                                       -----------       -----------
Total Liabilities and Shareholders' Equity (Deficit)                   $ 2,518,242       $ 3,366,377
                                                                       ===========       ===========


The accompanying notes are an integral part of the financial statements.

                     Floridino's International Holdings Inc.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2000 and 1999

                                                                      (As Restated)
                                                   12/31/00              12/31/99
                                                 -----------           -----------
Revenues:
    Food and beverage sales                      $ 2,857,388           $ 1,261,167
    Franchise fees and royalties                      31,768                35,141
                                                 -----------           -----------
Total gross sales                                  2,889,156             1,296,308

Less cost of goods sold                           (2,704,991)             (894,620)
                                                 -----------           -----------
Gross profit                                         184,165               401,688

Operating expenses:
    General and administrative expenses           (2,808,575)           (1,805,450)
                                                 -----------           -----------

Net loss from operations                          (2,624,410)           (1,403,762)

Other income (expense):
    Gain on short term investments                   917,518               410,114
    Rental income                                     22,980                    --
    Loss on sale of real estate assets               (90,234)                   --
    Interest expense                                (586,986)             (179,031)
                                                 -----------           -----------

Net loss before tax provision                     (2,361,132)           (1,172,679)

Income tax provision                                      --                    --
                                                 -----------           -----------

Net loss before extraordinary item                (2,361,132)           (1,172,679)

Extraordinary item:
    Gain on extinguishment of debt                        --               118,990
    Tax effect                                            --               (40,457)
                                                 -----------           -----------


Net loss                                         ($2,361,132)          ($1,094,146)
                                                 ===========           ===========

Net loss per common share:
Basic:
    Net loss from operations                          ($0.32)               ($0.19)
    Gain from extraordinary items
                                                       $0.00                 $0.01
                                                 -----------           -----------
    Net loss per share                                ($0.32)               ($0.18)
                                                 ===========           ===========

Weighted average of common shares:
Basic                                              7,285,164             6,306,651

The accompanying notes are an integral part of the financial statements.

                     Floridino's International Holdings Inc.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2000 and 1999

                                                                                              (As Restated)
                                                                           12/31/00             12/31/99
                                                                         -----------           -----------
Operating Activities:
  Net loss                                                               ($2,361,132)          ($1,094,146)
  Adjustments to reconcile net income items not requiring cash:
       Depreciation & amortization                                           267,894               245,771
       Unrealized gain on short term investment                             (169,430)             (380,321)
       Bad debt expense                                                        1,441                14,255
       Amortization of debt discount                                         388,889               111,111
       Loss on sale of real estate assets                                     90,234                    --
       Write down of fixed assets for impairment                             548,559                    --
       Compensation expense                                                       --                90,000
       Warrants issued for consulting services                                51,155                    --
       Beginning inventory acquired in Triton Purchase                        23,567                    --

Changes in other operating assets and liabilities:
     Bank overdrafts                                                          75,460               (19,903)
     Accounts receivable                                                     (77,024)               11,826
     Prepaid expenses                                                        (44,332)                    0
     Inventory                                                               (32,459)              (37,271)
     Marketable securities                                                   471,778               (90,929)
     Other assets                                                              7,107                42,528
     Accounts payable and accrued expenses                                   483,353               103,420
     Accrued interest payable                                                 51,207                 2,077
                                                                         -----------           -----------
Net cash used by operations                                                 (223,733)           (1,001,582)

Investing Activities:
     Sale (purchase) of property and equipment                              (409,766)             (320,000)
     Purchase and acquisition of property and equipment                     (394,658)             (611,045)
                                                                         -----------           -----------
Net cash provided by (used by) investing activities                           15,108              (931,045)
Financing Activities:
     Proceeds from issuance of convertible debentures                             --               750,000
     (Payment) receipt of bank loan                                         (159,112)              159,112
     Issuance of common stock                                                     --             1,346,500
     Advances (to) from shareholders                                              --              (152,799)
     Payment of capital leases                                               (30,454)              (49,206)
     Acquisition of debt                                                     274,000               558,575
     Payment of debt                                                        (201,177)             (335,608)
                                                                         -----------           -----------
Net cash (used) provided by financing activities                            (116,743)            2,276,574
                                                                         -----------           -----------
Net (decrease) increase in cash during the period                           (325,368)              343,947

Cash balance at beginning of the fiscal year                                 359,449                15,502
                                                                         -----------           -----------

Cash balance at end of the fiscal year                                   $    34,081           $   359,449
                                                                         ===========           ===========
Supplemental disclosures of cash flow information:
     Interest paid during the period                                     $   126,259           $   179,031


The accompanying notes are an integral part of the financial statements.

                     Floridino's International Holdings Inc.
            Consolidated Statements of Changes in Shareholder Equity
                 For the Years Ended December 31, 2000 and 1999

                                              Common        Common        Paid in      Accumulated
                                              Shares        Amount        Capital        Deficit           Total
                                             ---------      ------        --------     ------------       --------
Balance at January 1, 1999
 (As Restated)                               4,959,000       $4,959       $884,657    ($1,260,176)        ($370,560)

Issuance of common stock
  upon exercise of warrants                    558,000          558        345,942                          346,500

Issuance of common stock
  for compensation                             140,000          140         89,860                           90,000

Issuance of common stock
  upon secondary offering                    2,000,000        2,000        998,000                        1,000,000

Issuance of common stock to
  purchase building assets                      50,000           50        249,950                          250,000

Proceeds from debentures attributed
 to favorable conversion feature                                           500,000                          500,000

Net loss during the fiscal year                                                        (1,094,146)       (1,094,146)
                                            ----------   ----------    -----------    -----------       -----------
Balance at December 31, 1999
 (As Restated)                               7,707,000       $7,707     $3,068,409    ($2,354,322)         $721,794

Issuance of common stock
  to purchase Triton                            50,000           50        399,950                          400,000

Return of common stock to
  treasury by officer                         (512,000)        (512)           512                               --

Capital donated by officer                                                  64,000                           64,000

Warrants issued for services                                                51,155                           51,155

Net loss during the fiscal year                                                        (2,361,132)       (2,361,132)
                                            ----------   ----------    -----------    -----------       -----------


Balance at December 31, 2000                 7,245,000       $7,245     $3,584,026    ($4,715,454)      ($1,124,183)
                                            ===========  ===========   ============   =============    ============


The accompanying notes are an integral part of the financial statements.

                     Floridino's International Holdings Inc.
                        Notes to the Financial Statements

Note 1- Organization and Significant Accounting Policies

Floridino's International Holdings, Inc. (the Company) was incorporated on June 25, 1997 in the State of Florida. The Company operates and franchises several family style Italian restaurants located in New York City and throughout Florida. In addition, the Company operates frozen Italian food processing plants in Lakeland and Palm City, Florida.

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

Investment in Marketable Securities- Investment in marketable securities represents the purchase of common stocks of a publicly traded companies. As per Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies this investment as a "trading security" and accordingly, the investment is recorded at fair market value and the unrealized gain is recognized and recorded as "other income" in the statement of operations.

Inventory- Inventory is stated at the lower of cost (first-in, first-out method) or market and primarily consists of food, beverage products and ingredients for the frozen food processing plants.

Reclassifications- Certain accounts in the 1999 financial statements have been reclassified to conform to the 2000 financial statement presentation.

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

Long Lived Assets- The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During 2000, the Company wrote down furniture and equipment of $271,000 and goodwill from the acquisition of Triton of approximately $278,000 due to the uncertainty of any future recoverability.

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

Recent accounting pronouncements- Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and is effective for fiscal quarters beginning after June 15, 2001. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Management has concluded that the adoptions of SFAS No. 133 will not have a material impact on the financial position of the Company or its results of operations.

Note 2- Going Concern

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assumes the continuity of the Company as a going concern. However, during the years ending December 31, 2000 and 1999, the Company experienced certain going concern and liquidity problems. The Company has incurred net losses of $2,361,132 and $1,094,146 for the years ending December 31, 2000 and December 31, 1999, respectively. This condition raises substantial doubt to the ability of the Company to continue as a going concern.

Management's plans with regard to this matter is as follows:

The Company closed all unprofitable restaurants as of December 31, 2001 due to problems with production and management. In addition, the Company, in March 2001, closed its plant operations in Palm City, Florida.

The Company intends to raise $1 million through a private offering of its securities in fiscal year 2001. The Company is selling 500,000 units at $2 per unit. Each unit represents one share of stock and one warrant. The warrants are exercisable at $1.75 per share for one year from their date of issue. As of the date of these financial statements, the Company has raised $65,000. Management expects this offering to be completed in April 2001. The proceeds of the offering will be used to fund operations and to implement the Company's acquisition plans.

The Company is seeking additional financing for the purpose of acquiring various food service companies located in the central and southeastern sections of the United States. The Company entered into an agreement with an investment banking firm for consulting services and to act as its agent in connection with securing financing for potential acquisitions. Management of the company has performed due diligence audits of several prospective companies and has presented a business plan to potential financing sources. Management has extensive experience in the food service industry and intends to use this expertise in developing the expected synergies that would result from a combination of the prospective companies under one entity. For example, a combination of food service entities would be able to purchase inventory as a group, instead of as individual companies, and take advantage of the buying power that would result from such a combination. In addition, such a combination would enhance the sales position of the individual food service entities acquired and would result in higher service revenues. In addition, the company would introduce its current Italian frozen food line as a product line in these entities and thereby increase the efficiency of the frozen food plant

Any acquisition will be contingent upon the Company securing the required financing. The ability of the Company to secure the required financing for the acquisitions cannot be assured at this time. The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3- Fair Values of Financial Instruments

The carrying amounts of all cash, accounts receivables, short term investments, accounts payable, and other obligations reported in the statement of financial position are estimated by management to approximate fair value.

Note 4- Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                12/31/00           12/31/99
                                                --------           --------
                    Raw Materials                $32,784            $19,375
                    Finished Product              52,029             32,979
                                                 -------            -------

                    Total                        $84,813            $52,354
                                                 ======             =======


Note 5- Commitments and Contingencies:

The Company is committed to various non-cancelable leases for restaurant space. At December 31, 2000, total future minimum lease payments under operating leases is as follows:

                       2001                                        $248,730
                       2002                                         253,695
                       2003                                         247,608
                       2004                                         253,447
                       2005                                         238,950
                    Balance                                         892,876
                                                                 ----------

                    Total                                        $2,135,306

                    Less sub-leases                                (121,552)
                                                                 ----------

                    Net minimum lease payments                   $2,013,754
                                                                 ==========

Rent expense was $330,156 and $224,817 for fiscal years 2000 and 1999, respectively.

The Company is the lessee of certain equipment accounted for as capital leases in 2000. The assets and liabilities of the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset purchased. The capital leases are amortized over the term of the lease or the estimated useful life of the asset, whichever is less.

Minimum future lease payments for capital leases as of December 31, 2000 is a follows:

                2001                                           $ 70,602
                2002                                             72,842
                2003                                             65,165
                2004                                             18,442
                                                               --------
          Total minimum lease payments                         $227,051

          Less amounts representing interest                    (47,771)
                                                               --------

          Present value of net minimum lease payments          $179,280
                                                               ========

Interest rates on capitalized leases range from 6.50% to 27.50% imputed based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

Note 6- Convertible Debentures

In fiscal year 1999, the Company received proceeds of $750,000 by issuing convertible debentures. The debentures mature in October 2001 and bear interest at 9% per annum. The debentures are convertible into common stock at a conversion price of a 40% discount of the preceding five day average market price of the stock at the date conversion. Accordingly, $500,000 of the proceeds of the debenture offering has been recognized as a beneficial conversion feature at the date of issuance. The beneficial conversion feature has been amortized to interest expense using the effective interest method over the period from the date of issuance to the date the debentures become convertible, which was October 2000. Accordingly, amortization of $388,889 and $111,111 in fiscal years 2000 and 1999, respectively, has been included in interest expense in the consolidated statement of operations.

Note 7- Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risks, consist primarily of investments in marketable securities. The Company has investments in mainly one common stock of $266,402 at December 31, 2000. The market for this stock is not highly liquid due to the small float of the stock.

Note 8- Earnings Per Share

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding during the fiscal year. The effects of convertible debentures and common stock warrants have not been included since their inclusion would be anti-dilutive. At December 31, 2000, 1,250,000 of common stock equivalents are attributable to the convertible debentures and common stock warrants.

                                                          2000          1999
                                                       ----------    ----------
           Shares outstanding                           7,245,000     7,707,000
                                                       ==========    ==========

           Weighted average of shares outstanding       7,285,164     6,306,651
                                                       ==========    ==========

Note 9- Litigation

The Company is currently in a dispute with the sellers of Triton for alleged breaches of their representations and warranties concerning Triton's business and other matters. As a result of the dispute, the landlord of the Palm City plant has taken possession of the property and is demanding payment of all past due rent and has accelerated payment on the remaining portion of the lease. If the parties are unable to resolve their differences, the matter will likely result in litigation, the outcome of which cannot be ascertained at this time.

Note 10- Long and Short Term Debt

The following is a listing of debt as of December 31, 2000 and December 31, 1999:

                                                                             2000       1999
                                                                           --------    -------
   Notes payable to banks at the prime rate plus 2%.                            $0    $159,112
   The loan was secured by restaurant equipment and was paid in 2000.

   Payable to the former accountants of the Company which is currently      64,114      64,114
   being disputed and is in litigation. The loan is secured by the building in Winter Haven, Florida.

   Mortgages payable to a financial institution at 9% due in 2001          500,000     500,000
   and 2002.

   The mortgages are secured by the land and plant in Lakeland, Florida.

   Mortgage payable to an individual at 9%. The loan was paid in                 0      84,000
   2000.

   Mortgage payable to an individual at 10% interest. The loan was               0     126,801
   paid in 2000.

   Mortgage payable to an individual at 9% interest, maturing in 2007.     130,160     139,276
   The mortgage is secured by the plant building in Lakeland, Florida.

   Note payable to a contractor at 8.25% interest, due in 2002. The        237,207     237,207
   loan is secured by the leasehold improvements of the New York restaurant.

   Unsecured notes payable to the chairman of the board and majority       258,020     258,020
   shareholder at 8.25% interest maturing in 2002.

   Note payable to a financial institution that matures in 2001 at         250,000           0
   15% interest. The note is secured by common shares owned by a shareholder and the office in Winter Haven.

   Other notes payable to individuals due on demand at no stated          111,500       35,260
   interest.                                                            ---------    ---------
                                      Total debt                        1,551,001    1,603,790
                                      Less current maturities            (733,995)    (858,978)
                                                                        ---------   ----------
                                      Long term debt                    $ 817,006   $  744,812
                                                                        =========   ==========

A schedule of future required payments of long term debt by fiscal year is as follows:

                2001                                               $722,484
                2002                                                790,061
                2003                                                 21,381
                2004                                                104,634
                2005                                                      0
                                                                 ----------

             Total minimum lease payments                        $1,638,560

             Less amounts representing interest                     (87,559)
                                                                 ----------

             Present value of net minimum lease payment          $1,551,001
                                                                 ==========


Note 11- Consolidated Statement of Cash Flows

The following non-cash transactions are not included in the consolidated statement of cash flows.

The Company acquired $66,970 of equipment by entering into a capital lease agreement in fiscal year 2000. In the first quarter of the fiscal year, an officer of the company paid $64,000 of Company debt. This transaction is recorded as donated capital included in additional paid in capital in the consolidated balance sheet. During the year, the Company received $97,500 of common stock from individuals in exchange for non-interest bearing promissory notes that are payable on demand. The Company transferred 50,000 shares of common stock to purchase Triton in February 2000. The fair value of the assets acquired was $466,970.

Note 12- Segments

The following is a summary of the Company's segment information for fiscal years 2000 and 1999:

                                         12/31/00             12/31/99
                                       -----------           -----------
     Gross Sales
   Restaurants                         $ 2,541,755           $ 1,263,214
   Food processing                         347,401                33,094
                                       -----------           -----------
Total gross sales                      $ 2,889,156           $ 1,296,308
                                       ===========           ===========
Gross Profit

   Restaurants                         $   141,111           $   416,304
   Food processing                          43,054               (14,616)
                                       -----------           -----------
Total gross profit                     $   184,165           $   401,688
                                       ===========           ===========
Income (loss) from operations
   Restaurants                         ($  741,844)          ($  531,581)
   Food processing                        (690,366)             (515,488)
   Corporate                            (1,192,200)             (356,693)
                                       -----------           -----------
Total from operations                  ($2,624,410)          ($1,403,762)
                                       ===========           ===========
Total Assets
   Restaurants                         $   814,786           $   892,024
   Food processing                         644,859               510,839
   Corporate                             1,058,597             1,963,514
                                       -----------           -----------
Total assets                           $ 2,518,242           $ 3,366,377
                                       ===========           ===========
Depreciation & Amortization
   Restaurants                         $   139,092           $    75,634
   Food processing                          90,982               105,890
   Corporate                                37,820                64,247
                                       -----------           -----------
Total                                  $   267,894           $   245,771
                                       ===========           ===========
Interest
   Restaurants                         $    55,822           $    11,089
   Food processing                          19,514                 1,307
   Corporate                               511,650               166,635
                                       -----------           -----------
Total                                  $   586,986           $   179,031
                                       -----------           -----------



The segments of the Company follow the same accounting policies as the consolidated group.

Note 13- Income taxes

Provision for income taxes is comprised of the following for the year ended December 31, 2000 and December 31, 1999:

                                                  2000              1999
                                               -----------       -----------

Net loss before provision for income taxes     ($2,361,132)      ($1,172,679)
                                               ===========       ===========


Current tax expense:

Federal                                        $         0       $         0
State                                                    0                 0
                                               -----------       -----------

Total                                          $         0       $         0

Less deferred tax benefit:

Federal loss carry-forward                        (892,985)         (438,352)
State loss tax carry-forward                             0                 0
Allowance for recoverability                       892,985           438,352
                                               -----------       -----------

Provision for income taxes                     $         0       $         0
                                               ===========       ===========


A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                            34%          34%
Statutory state and local income tax                   10%          10%
Other                                                  -1%           0%
Less allowance for tax recoverability                 -43%         -44%
                                                        --           --

Effective rate                                           0%           0%
                                                        ==           ==


Deferred income taxes are comprised of the following:

Federal loss carry-forward                       $ 892,985           $ 438,352
State loss tax carry-forward                             0                   0
Allowance for recoverability                      (892,985)           (438,352)
                                                 ---------           ---------

Deferred tax benefit                             $       0           $       0
                                                 =========           =========

Note 14- Purchase of Triton

In February 2000, the Company issued 50,000 shares of common stock to purchase 100% of the issued and outstanding common stock of Triton Prestige Products, Inc., a privately held company specializing in Italian food processing. Triton became a wholly owned subsidiary of the Company and its results of operations are included in the frozen food segment.

The purchase method of accounting was used to record the transaction and accordingly, the fair market value of the assets acquired and the liabilities acquired at the date of the transaction are recorded in the books and records of the Company. Goodwill of $291,168 resulted from the transaction. As of December 31, 2000 the Company wrote off the balance of the goodwill due to the uncertainty of any future recoverability.

     Pro-forma selected financial data attributable to the purchase for fiscal years ended December 31, 2000 and December 31, 1999 is as follows:

                                                   2000                1999

     Gross Sales                                  $2,889,156        $1,621,530
     Loss before extraordinary items             ($2,361,132)      ($1,215,902)
     Net loss                                    ($2,361,132)      ($1,154,416)
     Loss per share                                   ($0.32)           ($0.18)


The Company is currently in a dispute with the sellers of Triton for alleged breaches of their representations and warranties concerning Tritons business and other matters as more fully discussed in Note 9.


Note 15- Stock Warrants

As payment for certain consulting services provided to the Company, the Company granted stock warrants to acquire 40,000 shares of its common stock at the fair market value at the date of the grant. The expense associated with the issue of these warrants is approximately $51,000

The Company has no formal stock option plan.

Note 16- Property and Equipment

                                                        2000            1999
                                                     ---------       ----------
       Equipment                                    $  623,738       $  572,180
       Leasehold improvements                        1,128,253          942,519
       Vehicles                                         59,106           17,232
       Land                                            320,000          320,000
       Buildings                                       359,000          859,000
       Furniture & fixtures                             15,104            2,885
                                                    ----------       ----------

       Total property and equipment                  2,505,201        2,713,816

       Less accumulated depreciation                  (527,610)        (274,729)
                                                    ----------       ----------


       Net property and equipment                   $1,977,591       $2,439,087
                                                    ==========       ==========


The category for equipment includes equipment acquired under capital lease agreements of $231,933 and $164,963 in 2000 and 1999, respectively. The amount of accumulated amortization of capital leases is included in accumulated depreciation and is $62,523 and $21,813 for 2000 and 1999, respectively.

In fiscal year 2000, the Company charged $271,002 to its operations as an impairment charge. The equipment and property of the closed restaurants were adjusted to net realizable value or fair market value at December 31, 2000. The impairment charged is included in general and administrative expenses in the consolidated statement of operations.

Note 17- Related Party Transactions

The Company is indebted to its majority shareholder and chairman of the board for the cost of certain reconstruction of the New York restaurant incurred during 1999 and 2000. Unsecured promissory notes payable of $258,020 to entities controlled by the chairman and majority shareholder were entered into at interest of 8.25%. The notes mature in fiscal year 2002 and are included in long term debt in the consolidated balance sheet. Interest expense on these notes was $21,287 and $8,869 for fiscal years 2000 and 1999, respectively.

In May 1999, the Company assumed title to three properties and their corresponding mortgages from the president. The estimated fair market value of the net equity of the properties at the date of the transaction was $250,000. The president was issued 50,000 shares of common stock in consideration for these properties.

Toho Ventures LLC., a company owned by two stockholders and officers of the Company, pledged common shares it owns to a financial institution in order secure a mortgage received by the Company in fiscal 2000 at no cost to the Company.

The Company purchased food and beverages inventory from a vendor that is owned by the manager of the New York restaurant. Food purchases for fiscal years 2000 and 1999 were $522,649 and $0, respectively.

The Company paid $136,800 and $136,800 in fiscal years 2000 and 1999, respectively, to lease restaurant space in New York City to a company that is owned by the Company's chairman and majority shareholder.

In October 2000, a shareholder sold 20,000 shares of a stock for $3 per share to the Company in return for a non-interest bearing demand note payable. The price per share of this stock approximated market value at the time of the transaction.

Note 18- Subsequent Events

In March 2001, the Company closed the Italian frozen foods plant in Palm City, Florida.

In January 2001, the Company sold the restaurant equipment and lease improvements of the Delray restaurant for $25,000. These assets were written down to fair market value at December 31, 2000 resulting in an impairment charge to operations of $41,059.

In March 2001, the Company sold the restaurant equipment and lease improvements of the Express restaurant for $50,000. These assets were written down to fair market value at December 31, 2000 resulting in an impairment charge to operations of $191,429.

In March 2001, the Company extended the maturity date on a loan with a finance company to June 15, 2001.

In February 2001, the Company began a private offering of its common stock. The Company is offering 500,000 units at $2 per unit. Each unit consists of one share of common stock and one warrant with an exercise price of $1.75, exercisable for one year from the date of issuance. The Company has raised $65,000 from this offering.