Form 10KSB/A
period 2000-12-31
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2001-04-26
CIK 1044434

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

         Frank Dolney, Secretary/Treasurer and Director. Mr. Dolney has been Secretary/Treasurer and a director since January 1999. He has been a director of Solar Enterprises, Inc., a reporting company, since January 2001. During the past 18 years, Mr. Dolney has worked as an investment executive in the areas of portfolio management, private placements and tax strategy. From 1996 to 1999, Mr. Dolney served as a private investment consultant for various entities throughout the United States. From November 1998 to December 2000, he was a trader for Generic Trading of Philadelphia, LLC. From 1995 to 2000, Mr. Dolney served as a private investment consultant for various entities throughout the United States. From March 1997 to November 1998, he was a consultant for Vistra Growth Partners. From August 1996 through March 1997, Mr. Dolney was an investment executive with Werbel Roth Securities and from October 1995 to August 1996 he was an investor relations consultant for John Weil and Co. From 1990 to 1995, Mr. Dolney worked with AT Broad & Company in New York as an investment executive identifying corporate finance and merger and acquisition candidates for top management. From 1979 to 1981, Mr. Dolney was Assistant Operations Manager with Merrill Lynch Pierce Fenner & Smith. Mr. Dolney graduated from Hofstra University in 1979 with a Bachelors of Business Administration in Finance and Economics.

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

         Roman Fisher, Director. Mr. Fisher has served as a director of the Company since July 2000. Mr. Fisher has gained his management experience as a founder and executive officer of several private and public companies over the past 20 years. He is Executive Vice-President of Bork Consulting Corporation, a private consulting company where he is currently coordinating the consolidation of technology driven companies through strategic planning and development. Mr. Fisher was President and a Director of Globatron Corporation., a publicly traded telecommunications company (formerly known as Win-Gate Equity Group, Inc.) from its inception in May 1996 until January 2000 and served on its Board of Directors until October 2000, and the Board of Directors of Investors Street, a NASD member broker-dealer. He has also been a director of Solar Enterprises, Inc., a reporting company, since January 2001. From 1985 to 1998, he was an executive with Metropolitan Health Networks, a publicly traded company, where he was responsible for implementing database management, computer systems as well as the design and development of the corporate web site. He received a Masters of Science degree from Nova University in 1984 and his law degree from the University of Basel, Switzerland in 1972.

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

         Directorships
         -------------

         Frank Dolney, the Company's Secretary, Treasurer and a director, and Roman Fisher, a director of the Company, are directors of Solar Enterprises, Inc., a company with a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

         (b) Security Ownership of Management
             --------------------------------

The following table sets forth the information, as of December 31, 2000 with respect to the ownership of common stock of the Company by each director and executive officer of the Company and all directors and executive officers as a group:

Name and Address of                Amount and Nature of           Percent
Beneficial Owner                   Beneficial Ownership          of Class (5)
-----------------                  ------------------------      -----------
William Keeler                              3,000                     *
5836 Spruce Creek Drive
Fort Orange, Florida

Michael Floridino (4)                     524,700                   7.2%
3560 Cypress Gardens Road
Winter Haven, Florida 33884

Toho Ventures LLC.(1)                   1,680,000                  23.2%
494 LaGuardia Place
New York, New York 10012

George Pirgousis (3)**                    142,000                   2.0%
494 LaGuardia Place
New York, New York 10012

William Scott                              40,000                     *
95 Madison Avenue
Morristown, New Jersey

Lokee LLC (3)                             142,000                   2.0%
494 LaGuardia Place
New York, New York 10012

Frank Dolney (1)                        1,680,000                  23.2%
4291 Old Nine Foot Road
Winter Haven, FL 33880

Nick Pirgousis (1) (2)                  2,144,000                  29.6%
494 La Guardia Place
New York, NY 10012

Roman Fisher                                    0                     0
3100 N. Ocean Blvd., #809
Ft. Lauderdale, FL 33308

All Directors and
Executive Officers as
 group  (7 persons)                     2,853,700                  39.4%

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


(b) Exhibits
    --------

    3      Articles of Incorporation**

    3.1    By laws*

    4      Form of Unit Offering Warrant***

    4.1 Warrant Agreement between Floridino's International Holdings, Inc. and Brian Donohue***

   10.1    Agreement between Michael Floridino and Company  dated May 20, 1999*

   10.2 Promissory Note between Floridino's, Inc. and Raffles Toho, Inc. dated August 31, 1999*

   10.3 Promissory Note between Floridino's, Inc. and Raffles Toho, Inc. dated August 31, 1999*

   10.4 Promissory Note Between Floridino's, Inc. and Raffles Toho, Inc. dated December 31, 1998*

   10.5 Promissory Note between Floridino's, Inc. and Toho Partners, LLC dated December 31, 1998*

   10.6 Promissory Note between Floridino's International Holdings, Inc. and Fidra Holdings Ltd. dated October 15, 2000***

   10.7    Floridino's Standard Franchise Agreement*

   10.8 Consulting Agreement between Floridino's International Holdings, Inc. and the Ephraim Group dated March 10, 2000*

   10.9    9.0% Series A Convertible Preferred Promissory Note Due
           October 31, 2001**

   10.10   Securities Subscription Agreement dated October 1, 1999**

   21      Subsidiaries of Company*


-------------------------------------------------------------------------
* Filed as an exhibit to Form 10-SB/A on July 21, 2000 and incorporated by reference.
** Filed as an exhibit on Form 10-KSB/A on January 10, 2001 and incorporated by reference.
*** Filed as an exhibit on Form 10-KSB for the fiscal year ended December 31, 2000 on April 18, 2001 and incorporated by reference.


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

                                   FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                                   -----------------------
                                  (Registrant)

Date: April 24, 2001
                                   By: /s/ Nick Pirgousis
                                       -----------------------------------------
                                      Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

      Name                                Title                      Date
     ------                              -------                    -------
/s/ William Keeler              Chief Executive Officer         April 24, 2001
--------------------------
   William Keeler


/s/ Michael Floridino           President and Director          April 24, 2001
--------------------------
    Michael Floridino


/s/ Frank Dolney                Secretary/Treasurer             April 24, 2001
---------------------------        and Director
    Frank Dolney


/s/ Nick Pirgousis              Chairman of the Board           April 24, 2001
---------------------------
    Nick Pirgousis


/s/ William Scott               Director                        April 24, 2001
---------------------------
    William Scott

/s/Roman Fisher                 Director                        April 24, 2001
---------------------------

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