Form 10QSB
period 2001-03-31
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2001-05-21
CIK 1044434

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   ---------------------------------------------------------------------------

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 31, 2001
   ---------------------------------------------------------------------------

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
      --------------------------------------------------------------------
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

                  Yes  [X]     No [ ]

As of March 31, 2001, there were 7,245,000 shares of the Registrant's common stock issued and outstanding:

ITEM 1.  FINANCIAL STATEMENTS


                    Floridino's International Holdings, Inc.
                           Consolidated Balance Sheets
                   As of March 31, 2001 and December 31, 2000



                                                                      Unaudited
                                                                       3/31/01          12/31/00
                                                                    -------------    --------------
ASSETS

  Current assets:
     Cash                                                            $     5,353      $    34,081
     Accounts receivable                                                 115,314           75,583
     Prepaid expenses                                                     23,907           44,332
     Investment in marketable securities                                 160,773          266,402
     Inventory                                                            46,739           84,813
                                                                     -----------      -----------
         Total Current Assets                                            352,086          505,211


  Property and equipment (net of accumulated depreciation)             1,853,361        1,977,591
  Notes receivable                                                        57,190                0
  Other assets                                                            22,610           35,440
                                                                     -----------      -----------

Total Assets                                                         $ 2,285,247      $ 2,518,242
                                                                     ===========      ===========

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                $   730,174      $   859,968
     Accrued expenses                                                    198,985          154,878
     Accrued interest payable                                             78,190           71,838
     Bank overdrafts                                                     121,765           75,460
     Convertible debentures payable                                      750,000          750,000
     Capital leases payable (current portion)                             58,817           45,696
     Notes and mortgages payable (current portion)                       907,737          733,995
                                                                     -----------      -----------
         Total Current Liabilities                                     2,845,668        2,691,835

    Long term debt:
      Capital leases payable                                             115,933          133,584
      Notes and mortgages payable                                        612,458          817,006

  Shareholders' Equity:
     Common stock, $.001 par value; authorized 25,000,000 shares
       issued and outstanding, 7,245,000 at March 31, 2001           $     7,245      $     7,245
     Additional paid in capital                                        3,584,026        3,584,026
     Accumulated deficit                                              (4,880,083)      (4,715,454)
                                                                     -----------      -----------
      Total shareholders' equity (deficit)                            (1,288,812)      (1,124,183)
                                                                     -----------      -----------

Total Liabilities & Shareholders' Equity (Deficit)                   $ 2,285,247      $ 2,518,242
                                                                     ===========      ===========


Please see the accompanying notes to the financial statements.

                    Floridino's International Holdings, Inc.
                      Consolidated Statement of Operations
             For the Quarter Ended March 31, 2001 and March 31, 2000
                                   (Unaudited)



                                               3/31/01         3/31/00
                                           -------------   -------------

Revenues:
    Food and beverage sales                 $   872,340      $   517,998
    Franchise fees & royalties                   21,091           15,216
                                            -----------      -----------

Total gross sales                               893,431          533,214
Less cost of goods sold                        (790,653)        (367,463)
                                            -----------      -----------
Gross profit                                    102,778          165,751

Operating expenses:
    General and administrative expenses        (355,955)        (504,820)
                                            -----------      -----------
Net loss from operations                       (253,177)        (339,069)

Other income (expense):
    Gain on short term investments               52,518          267,026
    Rental income                                 1,000                0
    Gain (loss) on sale of assets                67,124          (90,236)
    Interest expense                            (32,094)        (171,846)
                                            -----------      -----------
Net loss before tax provision                  (164,629)        (334,125)

Income tax provision                                  0                0
                                            -----------      -----------

Net loss                                     $ (164,629)      $ (334,125)
                                            ===========      ===========

Net loss per common share:
Basic:
    Net loss from operations                 $    (0.02)      $    (0.05)


Weighted average of common shares:
Basic                                         7,245,000        7,407,889




Please see the accompanying notes to the financial statements.

                    Floridino's International Holdings, Inc.
                      Consolidated Statements of Cash Flows
             For the Quarter Ended March 31, 2001 and March 31, 2000
                                   (Unaudited)


                                                                         3/31/01         3/31/00
                                                                      ------------    ------------
Operating Activities:
  Net loss                                                              ($164,629)     ($334,125)

  Adjustments to reconcile net loss to net cash used by operations:
     Depreciation & amortization                                           72,873        177,665
     Unrealized gain on short term investment                             (12,356)      (124,500)
     (Gain) loss on sale of assets                                        (67,124)        90,236
     Inventory acquired in Triton purchase                                      0         20,233
Changes in other operating assets and liabilities:
     Accounts receivable                                                   (8,921)       (63,952)
     Prepaid expenses                                                      20,425              0
     Inventory                                                             38,074        (55,175)
     Short term investments                                               117,985        (26,099)
     Other assets                                                          12,830              0
     Accounts payable and accrued expenses                                (85,687)        42,909
     Accrued interest payable                                               6,352        (12,364)
                                                                        ---------      ---------
Net cash used by operations                                               (23,873)      (285,172)

Investing Activities:
     Purchase of property and equipment                                    (6,467)      (161,263)
     Sale of property and equipment                                        36,948        409,764
                                                                        ---------      ---------
Net cash provided by investing activities                                  30,481        248,501

Financing Activities:
     Payment of capital leases                                             (4,530)        (1,550)
     Payment of debt                                                      (30,806)      (199,469)
                                                                        ---------      ---------
Net cash provided by financing activities                                 (35,336)      (201,019)
                                                                        ---------      ---------

Net increase (decrease) in cash during the period                         (28,728)      (237,690)

Cash balance at beginning of the fiscal year                               34,081        359,449
                                                                        ---------      ---------
Cash balance at end of the fiscal year                                  $   5,353      $ 121,759
                                                                        =========      =========
Supplemental disclosures of cash flow information:
     Interest paid during the period                                    $  25,742      $   2,100
     Income taxes paid during the period                                $       0      $       0



Please see the accompanying notes to the financial statements.




                                    Floridino's International Holdings Inc.
                           Consolidated Statement of Changes in Shareholder Equity
                                    For the First Quarter Fiscal 2001 and Fiscal 2000
                                                         (Unaudited)



                                                   Common            Common        Paid in      Accumulated
                                                   Shares            Amount        Capital         Deficit           Total
                                                   ------            ------        -------         -------           -----

Balance at January 1, 2001                        7,245,000      $     7,245     $ 3,584,026     ($4,715,454)     ($1,124,183)

Net loss during the period                             --               --              --          (164,629)        (164,629)
                                                -----------      -----------     -----------     -----------      -----------

Balance at March 31, 2001                         7,245,000      $     7,245     $ 3,584,026     ($4,880,083)     ($1,288,812)
                                                ===========      ===========     ===========     ===========      ===========



                                                    Common           Common         Paid in       Accumulated
                                                    Shares           Amount         Capital         Deficit            Total
                                                    ------           ------         -------         -------            -----

Balance at January 1, 2000                        7,707,000      $     7,707     $ 3,068,409     ($2,354,322)     $   721,794

Issuance of common stock to purchase
  subsidiary                                         50,000               50         399,950            --            400,000

Return of common stock to treasury by officer      (500,000)            --              --              --                  0

Net loss during the period                             --               --              --          (334,125)        (334,125)
                                                -----------      -----------     -----------     -----------      -----------

Balance at March 31, 2000                         7,257,000      $     7,757     $ 3,468,359     ($2,688,447)     $   787,669
                                                ===========      ===========     ===========     ===========      ===========



Please see the accompanying notes to the financial statements.

Floridino's International Holdings, Inc.

Notes to the Financial Statements  (Unaudited)


Note 1-  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Floridino's International Holdings, Inc. and subsidiaries (the "Company") Form 10-KSB for the year ended December 31, 2000.

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

Note 2- Earnings Per Share

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. The effects of the convertible debenture which calculates to approximately 1,250,000 and 104,000 common stock equivalents at March 31, 2001 and 2000, have not been included in the calculation of earnings per share since its inclusion would be anti-dilutive.

Note 3- Inventory

Inventories are stated at the lower of cost (determined on a last-in, first-out basis) or market and consist of the following:




                          3/31/01          12/31/00
                          -------          --------

Raw Materials             $29,503          $32,784
Finished Product           17,236           52,029
                          -------          -------
Total                     $46,739          $84,813
                          =======          =======

Note 4- Warrants

As payment for consulting services provided to the Company during fiscal 2000, the Company issued warrants to acquire 40,000 shares of its common stock at $4.125 per share which was the fair market value per share at the date of issuance. The expense associated with the issuance of the warrants was approximately $56,000 and was recorded in December 2000.

 The Company has no formal stock option plan.

Note 5- Closed Triton Plant

In March 2001, the Company closed the Italian frozen foods plant in Palm City, Florida because the operation was unprofitable.

Note 6- Addendum to Statement of Cash Flows

As described, in Note 8, the Company sold assets during the quarter with book value of $58,033 for $36,948 in cash and $88,209 of promissory notes. The exchange of assets for the promissory notes is a non-cash transaction and therefore has been excluded from the consolidated statement of cash flows.

Note 7- Segments

The following is a summary of the Company's segment information for the quarters:



                                          3/31/01              3/31/00
                                          -------              -------
Gross Sales
   Restaurants                         $   703,810           $   445,894
   Food processing                         189,621                87,320
                                       -----------           -----------
Total gross sales                      $   893,431           $   533,214
                                       ===========           ===========
Gross Profit
   Restaurants                         $    93,795           $   157,689
   Food processing                           8,983                 8,062
                                       -----------           -----------
Total gross profit                     $   102,778           $   165,751
                                       ===========           ===========
Income (loss) from operations
   Restaurants                         ($    1,469)          ($   69,738)
   Food processing                        (102,893)             (186,099)
   Corporate                              (148,815)              (83,232)
                                       -----------           -----------
Total from operations                  ($  253,177)          ($  339,069)
                                       ===========           ===========
Total Assets
   Restaurants                         $   679,947           $ 1,225,150
   Food processing                         583,768               751,792
   Corporate                             1,021,532             1,509,776
                                       -----------           -----------
Total assets                           $ 2,285,247           $ 3,486,718
                                       ===========           ===========
Depreciation & Amortization
   Restaurants                         $    23,314           $    30,783
   Food processing                          40,133                 7,229
   Corporate                                 9,426               139,653


                                       -----------           -----------
Total                                  $    72,873           $   177,665
                                       ===========           ===========
Interest
   Restaurants                         $     8,748           $     9,490
   Food processing                           7,421                 1,307
   Corporate                                15,925               161,049
                                       -----------           -----------
Total                                  $    32,094           $   171,846
                                       -----------           -----------

Note 8- Property and Equipment

                                          3/31/01             12/31/00
                                          -------             --------


Equipment                              $   592,530           $   623,738
Leasehold improvements                   1,049,734             1,128,253
Vehicles                                    59,106                59,106
Land                                       320,000               320,000
Buildings                                  359,000               359,000
Furniture & fixtures                         6,404                15,104
                                       -----------           -----------
Total property & equipment               2,386,774             2,505,201

Less accumulated depreciation             (533,413)             (527,610)
                                       -----------           -----------
Net property and equipment             $ 1,853,361           $ 1,977,591
                                       ===========           ===========


During the quarter, the Company sold the assets of the Delray and Express restaurants for $125,157. The assets had book value at the time of the sale of $58,033 and the Company recognized a gain on the sale of $67,124 (See Note 6).

Note 9- Subsequent Events

In April 2001, the Company amended a private offering of its securities that began in January 2001. The number of units offered was increased from an original offering of 500,000 units at $2 per unit to 2,500,000 units at $2 per unit. Each unit consists of one share of common stock and one warrant with an exercise price of $1.75 expiring one year from the date of issuance.

Note 10- Reclassification of Prior Year Amounts

Certain accounts from the March 31, 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation.

ITEM 2.   Management's Discussion and Analysis of Financial Condition

General Statement: Factors that may affect future results

         With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

         * Inability of the Company to secure additional financing

         * Unexpected economic changes in the United States

         * The imposition of new restrictions or regulations by government agencies that affect the Company's restaurant and food processing activities.


General
-------

         Floridino's International Holdings Inc., (the "Company"), was organized in June 1997 under the laws of the State of Florida. The Company, through its wholly owned subsidiaries, seeks to generate revenue through two business segments: (i) the operation of one restaurant and the franchising of its restaurant concept and (ii) the production and sale of Italian frozen food products.

         The restaurant segment is comprised of the operations of one restaurant that is located in lower Manhattan. The Company also franchises its concept to restaurants interested in operating a business under the Floridino's name. The franchise concept of the Company operates through the Company's wholly owned subsidiary, Floridino's International, Inc., which was incorporated in September 1993. During the quarter, a Florida franchisee sold its store. Consequently, as of March 31, 2001 the Company had three (3) franchise restaurants. Two are located in Arizona and one is located in Iowa.

         The frozen food processing segment produces calzones, pizzas and pazzo rolls for sale to restaurants, food service outlets, and institutional accounts, such as schools and prisons. Until March 2001, the frozen food processing segment comprised the activities of two processing plants, Floridino's Specialties, Inc., located in Lakeland, Florida and Triton Prestige Products, located in Palm City, Florida. In March 2001, the Palm City plant (Triton), was closed due to operating losses. The Palm City plant specialized in supplying various school districts in the Southeast United States with frozen food products, specifically frozen pizzas. The Lakeland plant (Specialties) seeks to market and sell its Italian frozen food products to grocery stores, convenience stores, restaurants, caterers and institutional accounts.

         To the extent possible, the following discussion will highlight the relative activities of the Company's restaurant segment and frozen food segment. In the discussion, the amounts indicated have been rounded to the nearest thousand.

Segment Reporting Disclosures
-----------------------------

         The Company's business operations are divided into two segments, restaurant (including franchising activities) and producing Italian frozen foods. The Company's business segments are based on business units that offer different products.

I. Consolidated Results of Operations

         The Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern because of the significant losses have been incurred in the last two fiscal years. Management's plan to address these concerns is as follows.

         The Company has closed all unprofitable restaurants and operates only one restaurant, Floridino's New York as of March 31, 2001. In addition, the Company, in March 2001, closed its Palm City, Florida plant due to problems with production and management at the plant. The Company is currently in a dispute with the former owners of Triton Prestige relating to the their failure to attain certain agreed upon sales targets and alleged breaches of their representations and warranties concerning Triton's business and other matters. As a result of the dispute, the landlord of the Palm City plant has taken possession of the property and is demanding payment of all past due rent and has accelerated payment on the remaining portion of the lease. If the parties are unable to resolve their differences, the matter will likely result in litigation, the outcome of which cannot be ascertained at this time.

         The Company is also seeking to raise up to $5,000,000 through a private offering of up to 2,500,000 units at $2 per unit. Each unit consists of one share of common stock and one warrant. The warrants are exercisable at $1.75 per share for one year from the date of issuance. The proceeds of the offering, if any, will be used to fund operations and to implement the Company's acquisition plans. No assurances can be given that the Company will raise the necessary funds.

         The Company is seeking additional financing for the purpose of acquiring various food service companies located in central and southeastern sections of the United States. The Company entered into an agreement with an investment banking firm for consulting services and to act as its agent in connection with securing financing for potential acquisitions. Management of the Company has performed due diligence audits of several prospective companies and has presented a business plan to potential financing sources.

Management has extensive experience in the food service industry and intends to use this expertise in developing the expected synergies that would result from a combination of the prospective companies under one entity. For example, a combination of food service entities would be able to purchase inventory as a group, instead of as individual companies, and take advantage of the buying power that would result from such a combination. In addition, such a combination would enhance the sales position of the individual food service entities acquired and would result in higher sales revenues. In addition, the Company would introduce its current Italian frozen foods line as a product line in these entities thereby increasing the efficiency of the frozen food plant.

         Any acquisition will be contingent upon the Company securing the required financing. The ability of the Company to secure the required financing for any acquisitions cannot be assured at this time. The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty.

Comparison of operating results: (rounded to nearest thousand)

Consolidated sales, gross profit, and net income:

         During the quarter ended March 31, 2001, the Company's consolidated gross sales were $893,000 compared to $533,000 generated for the quarter ended March 31, 2000, a 68% increase. Gross profits were $103,000 for this quarter as compared to $166,000 for the same period last year, a 38% decrease. Gross profits as a percent of gross sales decreased from 31% to 12%.

         The Company began to provide catering sales in late fiscal 2000. The gross margin percentage on catering sales, which is included in the restaurant segment, is 3% and has caused the consolidated gross profit percentage to decline.

         General and administrative expenses for the quarter were $356,000 compared to $505,000 in the same quarter of fiscal 2000, a decrease of 30%. Details of general and administrative expenses are as follows.


                                                                       Increase
                                        3/31/01        3/31/00        (Decrease)
                                        -------        -------        ----------

Corporate salaries                       48,000         48,000               0
Automobile cost                           3,000          2,000           1,000
Maintenance                              17,000         23,000         (6,000)
Office supplies                          51,000         58,000         (7,000)
Equipment rental                          6,000          8,000         (2,000)
Printing                                  8,000          3,000           5,000
Telephone                                10,000         13,000         (3,000)
Advertising                                   0         16,000        (16,000)
Amortization                                  0          3,000         (3,000)
Insurance                                25,000         36,000        (11,000)
Depreciation                             10,000         12,000         (2,000)
Professional fees                        97,000        108,000        (11,000)
Corporate travel                          6,000         17,000        (11,000)
Rent & utilities                         75,000        158,000        (83,000)
                                   ------------   ------------    ------------
Total                                  $356,000       $505,000      ($149,000)
                                   ============   ============    ============

         The decrease in general and administrative costs is generally attributed to the contraction of the restaurant segment. Because of fewer restaurants, managing costs such as travel, maintenance, and telephone have decreased. Rent expense has decreased significantly from fiscal 2000 to the current fiscal year. The rent on the closed and reconstructed stores was included in corporate rent expense in fiscal 2000. In fiscal 2001, corporate rent does not include any rent from the "downtime" of a restaurant. Management expects this decrease in general and administrative costs to continue because the Triton plant, and its attendant overhead, was closed in March 2001.

         After deducting general and administrative costs, the Company experienced a loss from operations of $253,000 in the quarter ended March 31, 2001 as compared to a loss of $339,000 in the same quarter fiscal 2000, a decrease in loss of 25%.

         The Company had realized and unrealized trading gains from common stock investments totaling $53,000 during the period. Unrealized gains at March 31, 2001 were $12,000. The stock investments are accounted for as "trading securities" as defined by SFAS No. 115, Accounting for Debt and Equity Instruments, which recognizes the unrealized gains or losses from such investments as "Other income or expenses" in the statement of operations. At March 31, 2001, the market value of the common stock investments was $161,000. Management expects common stock trading to decrease in the coming fiscal year as a result of current market conditions.

         In addition, the Company sold some restaurant equipment during the period with a book value of $58,000 for $125,000 and therefore recognized a book gain on the sale of $67,000.

         Interest expense decreased substantially during the quarter from $172,000 in the quarter ended March 31, 2000 to $32,000 in the comparable quarter ended March 31, 2001. Interest expense in the first quarter of fiscal 2000 includes $125,000 of interest amortization of the beneficial conversion feature recognized when the convertible debenture was issued. The beneficial conversion feature was fully amortized by October 2000.

         Net loss for the quarter ended March 31, 2001 was $165,000 compared to a loss of $334,000 for the same quarter in fiscal 2000. On a per share basis, loss per share decreased to $0.02 per share from $0.05 per share, or 60%.

Restaurants and franchising:

         During the quarter ended March 31, 2000, the Company had four restaurants operating; Floridino's, Inc., Lakeland, Express, and Delray. As of March 31, 2001, all but Floridino's, Inc. (New York) were closed due to operating losses.

         Gross sales of the segment increased to $704,000 for the quarter ended March 31, 2001 from $446,000 in the comparable quarter in fiscal 2000, or an increase of 58%. Gross profits, however, decreased to a loss $94,000 from $158,000 in the comparable period in fiscal 2000. Gross profits as a percentage of gross sales decreased to13% in the quarter ended March 31, 2001 from 35% in the comparable period in fiscal 2000. The segment provides catering services to various Barnes & Noble outlets in New York City in addition to operating a fast self-service Italian cafeteria style restaurant in lower Manhattan. The average gross margin on sales for catering is approximately 3%. Catering sales in the quarter ended March 31, 2001 were $344,000, or almost half of the segment's gross sales.

         Overhead costs of the restaurant segment were $95,000 for the quarter ended March 31, 2001 as compared to $227,000 for the comparable quarter in fiscal 2000. This significant decrease is attributed to the closing of the three unprofitable restaurants.

         Depreciation costs for the restaurant segment decreased to $23,000 from $31,000 in the quarter ended March 31, 2001. The decrease can be attributed to the closing of the three restaurants. Fixed assets for the New York restaurant are approximately $680,000 and consist mainly of the construction improvements completed in the first half of fiscal 1999.

         During the quarter ended March 31, 2001, a franchisee located in New Smyra Beach, Florida closed its operations. The Company currently has three franchisees. Franchise fees increased slightly from the first quarter of fiscal 2000 to $21,000. The increase is the result of back fees received from a franchisee that had previously been written off as uncollectible. Management expects quarterly franchise fees to average approximately $15,000 in the current fiscal year.

         The Company has no plans to open additional restaurants nor are there any plans for capital expenditures to be made on behalf of the restaurant segment in the current fiscal year.

Frozen foods processing:

         The frozen foods segment became operational during the fourth quarter of fiscal 1999 and began receiving orders in the first quarter of fiscal 2000. The Company's food processing plants were located in Lakeland, Florida and Palm City, Florida during fiscal 2000 and the quarter ended March 31, 2001. During March 2001, the Palm City plant was closed.

         The segment generated sales of $190,000 for the quarter as compared to $87,000 generated for the comparable quarter of fiscal 2000.

         The segment's gross profits as a percent of gross sales are 5% for the first quarter of fiscal 2001 as compared 9% in the comparable quarter in fiscal 2000. The increase in plant inefficiency has been addressed by management taking direct control of the plant operation. During the first half of fiscal 2000, the Lakeland plant was managed by an outside consulting firm. Management decided to cancel its contract with this consulting firm and to take direct control of the Lakeland plant operations. Management began to make the operation more efficient by cutting direct labor and direct material costs. Management believes that the benefits of this decision will be realized during fiscal 2001.

         Overhead costs for the segment were $112,000 for the quarter as compared to $194,000 for the comparable quarter in fiscal 2000.

         The frozen food processing segment showed a loss for the quarter ended March 31, 2001 of $103,000 as compared to $186,000 in the comparable quarter of fiscal 2000, a decrease in loss of 45%. Management expects the trend to continue as the benefits of managements decision to take direct control of operations and reduce segment costs should become realized mor fully in the coming fiscal year.

         Management plans to generate sales for frozen Italian food products by purchasing strategically situated private food service distribution companies within the United States. These plans include the purchase of food service distribution entities that have an established customer base but do not currently offer an Italian foods product line. If the acquisitions are accomplished, management intends to introduce its Italian frozen food products to these newly acquired subsidiaries for sale to its current customer base. This would enable the Company to expand its frozen food product sales quickly as opposed to a slow growth of a customer base. However, management cannot estimate the amount of sales of Italian frozen food products that could be achieved by these acquisition plans, nor can it assure that it would be successful in obtaining funding for this plan.

Discussion of Financial Condition: Liquidity and Capital Resources

         At March 31, 2000, the Company had a working capital deficit of $2,494,000 as compared to a working capital deficit of $2,187,000 at December 31, 2000.

         On a consolidated basis, cash on hand was $5,000 at March 31, 2001. During the period operations used cash of $24,000. The Company sold plant equipment for $37,000 during the period and spent $7,000 on leasehold improvements of the New York restaurant. During the period, the Company paid $4,000 for capital leased asset loans and $31,000 of long-term debt.

         Approximately $31,000 of accounts receivables is receivable from Little Anthony's Pizza. During the quarter, the Company sold the assets of the Express and Delray restaurants to Little Anthony's for approximately $125,000. The Company received $37,000 in cash and $88,000 in unsecured promissory notes that mature in April 2006 and carry interest of 10% per annum. The notes are classified in the Balance Sheet as $31,000 current accounts receivable and $57,000 as long-term notes receivable. The balance of accounts receivables is mostly due from Barnes and Noble and the Miami- Dade County school district. Management expects to collect 100% of its accounts receivables and also expects account receivables to continually increase as the volume of its frozen food processing increases.

         Investments in marketable securities were $161,000 at March 31, 2001 as compared to $266,000 at the beginning of fiscal 2001. The Company has been liquidating its common stock holdings and using the funds to finance its operations for the period.

         Inventory balances have decreased from $85,000 at March 31, 2000 to $47,000 at March 31, 2001 as a normal result of business activity. Inventory consists of perishable food products and ingredients and normally turns over every two weeks. Management believes that inventory balances are adequate to meet its short-term requirements.

         Property and equipment increased $7,000 as a result of the construction of a walk-in freezer for the New York restaurant. Approximately $58,000 of fixed assets was sold during the period for $125,000.

         Other assets are security deposits on various equipment and office space. This asset decreased during the quarter as a result of the security deposits of the Express and Delray restaurants being returned to the Company.

         Total assets at March 31, 2001 decreased to $2,285,000 from $2,518,000 at March 31, 2000.

         Accounts payable, accrued expenses, and bank overdrafts decreased a net of $39,000 during the quarter as a result of normal business activity. Accrued interest expenses payable increased $6,000 during the quarter as a result of interest expense accrued on existing borrowings. The Company incurred no additional debt during the quarter. Notes and mortgages and capital lease obligations of $35,000 were paid during the quarter as per contractual agreements.

         At March 31, 2001, long-term debt included $258,000 at 8.25% interest payable to companies owned wholly or in part by the Company's Chairman of the Board. In fiscal 2000, the Company negotiated the extension of the maturity date of the note from January 2000 to January 2002. In addition, a note payable to a general contractor for $237,000 that was due in October 2000 was extended to January 2002. The Company pledged the leasehold improvement assets of the New York restaurant as security for the note payable to the general contractor.

         The Company's total stockholders' deficit increased from $1,124,000 at December 31, 2000 to a deficit of $1,289,000 at March 31, 2001 solely as a result of net losses of $165,000 incurred during the first quarter of fiscal year 2001.

         During the coming fiscal year, the Company projects no significant additional expenditures in connection with any of the Company's restaurant or frozen food activities. However, if management is successful in obtaining the financing needed to implement its acquisition plans, as to which no assurances are given, planned capital expenditures would be significant.

         Management expects to fund current operations through the private sale of up to 2,500,000 units at $2 per unit. Each unit contains a share of common stock and a warrant exercisable at $1.75 per share for one year from the date of issuance. The offering is expected to be completed in the second quarter of fiscal year 2001, although no assurances are given that a material number of units will be sold.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                                    ----------------------------------------
                                    (Registrant)


Date: May 18, 2001                  By: /s/ Nick Pirgousis
                                    ----------------------
                                    CHAIRMAN OF THE BOARD