Form 10QSB/A
period 2001-03-31
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2001-06-19
CIK 1044434

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

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                FLORIDA                                     59-3479186
     ---------------------------------                  ------------------
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

        3560 Cypress Gardens Road
          Winter Haven, Florida                               33884
     ---------------------------------                       --------
 (Address of principal executive offices)                   (Zip Code)


     Registrant's telephone number                       (863) 326-1006
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

                  Yes   X      No

As of March 31, 2001, there were 7,245,500 shares of the Registrant's common stock issued and outstanding:

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

                    Floridino's International Holdings, Inc.
                      Consolidated Statements of Cash Flows
             For the Quarter Ended March 31, 2001 and March 31, 2000
                                   (Unaudited)

                                                                             3/31/01            3/31/00
                                                                            ---------          ---------
Operating Activities:
  Net loss                                                                  ($164,629)         ($334,125)

  Adjustments to reconcile net loss to net cash used by operations:
       Depreciation & amortization                                             72,873            177,665
       Unrealized gain on short term investment                               (12,356)          (124,500)
       (Gain) loss on sale of assets                                          (67,124)            90,236
Changes in other operating assets and liabilities:
                                                                              (39,528)           (63,952)
Accounts receivable
     Prepaid expenses                                                          20,425                  0
     Inventory                                                                 38,074            (55,175)
     Short term investments                                                   117,985            (26,099)
     Other assets                                                              12,830                  0
     Bank overdrafts                                                           46,305                  0
     Accrued interest payable                                                   6,352            (12,364)
                                                                            ---------          ---------
Net cash used by operations                                                   (63,660)          (305,405)

Investing Activities:
     Purchase of  equipment                                                    36,948           (161,263)
     Proceeds from sale of property and equipment
     Bank overdrafts                                                           46,305                  0
     Purchase and acquisition of property and equipment                        (6,467)           409,764
                                                                            ---------          ---------
Net cash provided by (used by) investing activities                            76,786            248,501


Financing Activities:
     Payment of capital leases                                                 (4,530)            (1,550)
     Payment of debt                                                          (30,806)          (199,469)
                                                                            ---------          ---------
Net cash provided by financing activities                                     (35,336)          (180,786)
                                                                            ---------          ---------

Net increase (decrease) in cash during the period                             (28,728)          (237,690)

Cash balance at beginning of the fiscal year                                   34,081            359,449
                                                                            ---------          ---------
Cash balance at end of the fiscal year                                      $   5,353          $ 121,759
                                                                            =========          =========

Supplemental disclosures of cash flow information:
     Interest paid during the period                                        $  25,742          $   2,100
     Income taxes paid during the period                                    $       0          $       0


Please see the accompanying notes to the financial statements.




                                    Floridino's International Holdings Inc.
                           Consolidated Statement of Changes in Shareholder Equity
                                    For the First Quarter Fiscal 2001 and Fiscal 2000
                                                         (Unaudited)



                                                   Common            Common        Paid in      Accumulated
                                                   Shares            Amount        Capital         Deficit           Total
                                                   ------            ------        -------         -------           -----

Balance at January 1, 2001                        7,245,000      $     7,245     $ 3,584,026     ($4,715,454)     ($1,124,183)

Net loss during the period                             --               --              --          (164,629)        (164,629)
                                                -----------      -----------     -----------     -----------      -----------

Balance at March 31, 2001                         7,245,500      $     7,245     $ 3,584,026     ($4,880,083)     ($1,288,812)
                                                ===========      ===========     ===========     ===========      ===========



                                                    Common           Common         Paid in       Accumulated
                                                    Shares           Amount         Capital         Deficit            Total
                                                    ------           ------         -------         -------            -----

Balance at January 1, 2000                        7,707,000      $     7,707     $ 3,068,409     ($2,354,322)     $   721,794

Issuance of common stock to purchase
  subsidiary                                         50,000               50         399,950            --            400,000

Return of common stock to treasury by officer      (500,000)            --              --              --                  0

Net loss during the period                             --               --              --          (334,125)        (334,125)
                                                -----------      -----------     -----------     -----------      -----------

Balance at March 31, 2000                         7,257,000      $     7,757     $ 3,468,359     ($2,688,447)     $   787,669
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


                                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                                    ----------------------------------------
                                    (Registrant)


Date: June 18, 2001                  By: /s/ Nick Pirgousis
                                    ----------------------
                                    CHAIRMAN OF THE BOARD