Form 10QSB
period 2001-06-30
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2001-08-20
CIK 1044434

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          -----------------------------------------------------------

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2001
          -----------------------------------------------------------

                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

               FLORIDA                                59-3479186
             ------------                             --------------
      (State or other jurisdiction                   (I.R.S. Employer
      of incorporation or organization)              Identification No.)

      3560 Cypress Gardens Road
      Winter Haven, Florida                                33884
      ----------------------------------                  --------
      (Address of principal executive offices)           (Zip Code)


      Registrant's telephone number                      (863) 326-1006
                                                        -----------------
Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X      No

As of June 30, 2001, there were 6,745,500 shares of the Registrant's common stock issued and outstanding:

ITEM 1. FINANCIAL STATEMENTS

                    Floridino's International Holdings, Inc.
                           Consolidated Balance Sheet
                    As of June 30, 2001 and December 31, 2000


                                                                                     Unaudited
ASSETS                                                                                6/30/01        12/31/00
                                                                                    -----------     -----------
  Current assets:
     Cash                                                                           $     5,881     $    34,081
     Accounts receivable                                                                902,904          75,583
     Prepaid expenses                                                                     9,282          44,332
     Investment in marketable securities                                                 14,388         266,402
     Inventory                                                                           38,700          84,813
                                                                                    -----------     -----------
         Total Current Assets                                                           971,155         505,211

  Property and equipment (net of accumulated depreciation)                            1,789,601       1,977,591
  Notes receivable                                                                       30,579               0
  Other assets                                                                           21,415          35,440
                                                                                    -----------     -----------

Total Assets                                                                        $ 2,812,750     $ 2,518,242
                                                                                    ===========     ===========

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                               $ 1,735,327     $   859,968
     Accrued expenses                                                                   199,731         154,878
     Accrued interest payable                                                           166,042          71,838
     Bank overdrafts                                                                          0          75,460
     Convertible debentures payable                                                     750,000         750,000
     Advance from shareholder                                                            45,071               0
     Capital leases payable (current portion)                                            17,821          45,696
     Notes and mortgages payable (current portion)                                      940,862         733,995
                                                                                    -----------     -----------
         Total Current Liabilities                                                    3,854,854       2,691,835

    Long term debt:
      Capital leases payable                                                             59,078         133,584
      Notes and mortgages payable                                                       652,099         817,006

  Shareholders' Equity:
     Common stock, $.001 par value; authorized 25,000,000 shares
       issued and outstanding, 6,745,000 at June 30, 2001                           $     6,745     $     7,245
     Additional paid in capital                                                       3,584,526       3,584,026
     Accumulated deficit                                                             (5,344,552)     (4,715,454)
                                                                                    -----------     -----------
             Total shareholders' equity (deficit)                                    (1,753,281)     (1,124,183)
                                                                                    -----------     -----------

Total Liabilities & Shareholders' Equity (Deficit)                                  $ 2,812,750     $ 2,518,242
                                                                                    ===========     ===========


Please see the accompanying notes to the financial statements.

                    Floridino's International Holdings, Inc.
                      Consolidated Statement of Operations
                   For the Six and Three Months Ended June 30
                                   (Unaudited)



                                                      Six Months     Six Months     Three months    Three months
                                                       6/30/01        6/30/00         6/30/01         6/30/00
                                                     -----------     -----------     -----------     -----------

Revenues:
    Food and beverage sales                          $ 2,431,299     $ 1,040,274     $ 1,558,959     $   522,276
    Franchise fees & royalties                            21,091          25,438               0          10,222
                                                     -----------     -----------     -----------     -----------

Total gross sales                                      2,452,390       1,065,712         532,498

Less cost of goods sold                               (2,402,245)       (719,501)     (1,611,592)       (352,038)
                                                     -----------     -----------     -----------     -----------

Gross profit                                              50,145         346,211         (52,633)        180,460

Operating expenses:
    General and administrative expenses                 (757,551)     (1,198,061)       (401,596)       (693,241)
                                                     -----------     -----------     -----------     -----------

Net loss from operations                                (707,406)       (851,850)       (454,229)       (512,781)

Other income (expense):
    Gain on short term investments                       113,819         622,651          61,301         355,625
    Rental income                                          9,173               0           8,173               0
    Gain (loss) on sale of assets                         51,132         (90,236)        (15,992)              0
    Interest expense                                     (95,816)       (342,183)        (63,722)       (170,337)
                                                     -----------     -----------     -----------     -----------

Net loss before tax provision                           (629,098)       (661,618)       (464,469)       (327,493)

Income tax provision                                           0               0               0               0
                                                     -----------     -----------     -----------     -----------

Net loss                                             ($  629,098)    ($  661,618)    ($  464,469)    ($  327,493)
                                                     ===========     ===========     ===========     ===========

Net loss per common share:
Basic:
    Net loss from operations                         ($     0.09)    ($     0.09)    ($     0.07)    ($     0.05)

Weighted average of common shares:
Basic                                                  7,170,000       7,325,994       7,095,000       7,245,000



Please see the accompanying notes to the financial statements.

                    Floridino's International Holdings, Inc.
                      Consolidated Statement of Cash Flows
                        For the Six Months Ended June 30
                                   (Unaudited)


                                                                         6/30/01      6/30/00
                                                                        --------     --------

Operating Activities:
  Net loss                                                             ($629,098)    ($661,618)
  Adjustments to reconcile net loss to net cash used by operations:
       Depreciation & amortization                                       127,960       324,960
       Unrealized gain on short term investment                           (3,907)      (60,252)
       (Gain) loss on sale of assets                                     (51,132)       90,236
Changes in other operating assets and liabilities:
     Accounts receivable                                                (827,321)      (51,171)
     Note receivable                                                     (30,579)            0
     Prepaid expenses                                                     35,050             0
     Inventory                                                            46,113       (59,162)
     Short term investments                                              255,921       138,633
     Other assets                                                         14,025         3,761
     Accounts payable and accrued expenses                               920,212       206,546
     Bank overdrafts                                                     (75,460)            0
     Accrued interest payable                                             94,204             0
                                                                       ---------     ---------
Net cash used by operations                                             (124,012)      (68,067)

Investing Activities:
     Purchase sale of property and equipment                              (6,521)     (335,617)
     Sale of property and equipment                                      144,683       409,764
                                                                       ---------     ---------
Net cash provided by (used by) investing activities                      138,162        74,147

Financing Activities:
     Cash proceeds from issuance of common stock                               0        20,233
     Payment of bank loan                                                      0      (159,112)
     Advance from shareholder                                             45,071             0
     Payment of capital leases                                          (102,381)       (3,675)
     Acquisition of unsecured loan                                        25,000             0
     Payment of debt                                                     (10,040)     (219,702)
                                                                       ---------     ---------
Net cash provided by financing activities                                (42,350)     (362,256)
                                                                       ---------     ---------

Net increase (decrease) in cash during the period                        (28,200)     (356,176)
Cash balance at beginning of the period                                   34,081       359,449
                                                                       ---------     ---------

Cash balance at end of the period                                      $   5,881     $   3,273
                                                                       =========     =========

Supplemental disclosures of cash flow information:
     Interest paid during the period                                   $   1,612     $  58,433
     Income taxes paid during the period                               $       0     $       0

Please see the accompanying notes to the financial statements.

                    Floridino's International Holdings, Inc.
             Consolidated Statement of Changes in Shareholder Equity
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)





                                                Common          Common          Paid in      Accumulated
                                                Shares          Amount          Capital      Deficit          Total

Balance at January 1, 2001                     7,245,000     $     7,245     $ 3,584,026     ($4,715,454)    ($1,124,183)

Return of common stock by officer               (350,000)           (350)            350               0

Return of common stock by Triton officers        (50,000)            (50)             50               0

Return of common stock by consultants           (100,000)           (100)            100               0

Net loss during the period                                                                                      (629,098)
                                             -----------     -----------     -----------     -----------     -----------


Balance at June 30, 2001                       6,745,000     $     6,745     $ 3,584,526     ($5,344,552)    ($1,753,281)
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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for these six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Floridino's International Holdings, Inc. and subsidiaries (the "Company") Form 10-KSB/A for the year ending December 31, 2000.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant inter-company balances and transactions have been eliminated in consolidation.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates


Note 2- Earnings Per Share

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. The effects of the convertible debentures which calculates to approximately 1,250,000 common stock equivalents at June 30, 2001 and 2000, have not been included in the calculation of earnings per share since their inclusion would be anti-dilutive.

Note 3- Inventory

Inventories are stated at the lower of cost (determined on a last-in, first-out basis) or market and consist of the following:

                                                      6/30/01           12/31/00
                                                      -------           --------
          Raw Materials                               $32,308            $32,784
          Finished Product                              6,392             52,029
                                                      -------            -------

          Total                                       $38,700            $84,813
                                                      =======            =======

Note 4- Stock Warrants

As payment for consulting services, the Company granted stock warrants. The expense associated with the issuance of the warrants was approximately $56,000 recorded in December 2000. The Company has no formal stock option plan. A summary of changes in outstanding stock options is as follows:


                                                       Amount     Exercise Price

            Outstanding at December 31,               40,000           $4.125
            2000

            Granted                                        0
            Cancelled                                      0
            Exercised                                      0
                                                      ------

            Outstanding at June 30, 2001              40,000           $4.125
                                                      ======

Note 5- Property and Equipment

                                                   6/30/01            12/31/00
                                                 -----------        -----------
         Equipment                               $   573,809        $   623,738
         Leasehold improvements                    1,045,377          1,128,253
         Vehicles                                     59,106             59,106
         Land                                        320,000            359,000
         Buildings                                   359,000            320,000
         Furniture & fixtures                          6,404             15,104
                                                 -----------        -----------

         Total property & equipment                2,363,696          2,505,201
         Less accumulated depreciation              (574,095)          (527,610)
                                                 -----------        -----------

         Net property and equipment              $ 1,789,601        $ 1,977,591
                                                 ===========        ===========

Note 6- Segments

The following is a summary of the Company's segment information:

                                                         Six months            Six months         Three months        Three months
                                                           6/30/01              6/30/00              6/30/01              6/30/00
                                                         -----------          -----------          -----------          -----------
              Gross Sales
                 Restaurants                             $ 2,068,061          $   944,021          $ 1,364,251          $   498,127
                 Food processing                             384,329              121,691              194,708               34,371
                                                         -----------          -----------          -----------          -----------
              Total gross sales                          $ 2,452,390          $ 1,065,712          $ 1,558,959          $   532,498
                                                         ===========          ===========          ===========          ===========

              Gross Profit
                 Restaurants                             $   211,401          $   335,259          $   117,606          $   177,570
                 Food processing                            (161,256)              10,952             (170,239)               2,890
                                                         -----------          -----------          -----------          -----------
              Total gross profit                         $    50,145          $   346,211          ($   52,633)         $   180,460
                                                         ===========          ===========          ===========          ===========

              Income (loss) from operations
                 Restaurants                             ($  109,807)         $    34,116          ($  108,338)         $   103,854
                 Food processing                            (344,067)            (363,541)            (241,174)            (177,442)
                 Corporate                                  (253,532)            (522,425)            (104,717)            (439,193)
                                                         -----------          -----------          -----------          -----------
              Total from operations                      ($  707,406)         ($  851,850)         ($  454,229)         ($  512,781)
                                                         ===========          ===========          ===========          ===========

              Total Assets
                 Restaurants                             $   601,546          $ 1,195,015          $   601,546          $ 1,195,015
                 Food processing                             503,665            1,132,568              503,665            1,132,568
                 Corporate                                 1,707,539              951,173            1,707,539              951,173
                                                         -----------          -----------          -----------          -----------
              Total assets                               $ 2,812,750          $ 3,278,756          $ 2,812,750          $ 3,278,756
                                                         ===========          ===========          ===========          ===========

              Depreciation & Amortization
                 Restaurants                             $    42,728          $    44,557          $    19,414          $    69,951
                 Food processing                              63,849               11,741               23,716                    0
                 Corporate                                    21,383              268,662               11,957                1,087
                                                         -----------          -----------          -----------          -----------
              Total                                      $   127,960          $   324,960          $    55,087          $    71,038
                                                         ===========          ===========          ===========          ===========

              Interest
                 Restaurants                             $    16,042          $    53,988          $     7,294          $     3,043
                 Food processing                               9,296                6,228                1,875                    0
                 Corporate                                    70,478              281,967               54,553                1,354
                                                         -----------          -----------          -----------          -----------
              Total                                      $    95,816          $   342,183          $    63,722          $     4,397
                                                         -----------          -----------          -----------          -----------

Note 7- Related Party Transactions

During the quarter, an officer and shareholder resigned in connection with an agreement with the Company. The agreement provides for the Company to transfer to him all of the franchise operations from Floridino's International, Inc., the Company's wholly owned subsidiary franchisor, and certain restaurant equipment and leases from its closed Florida restaurants. The book value of the restaurant equipment transferred was zero and had been in storage. The transfer of the operations from its subsidiary resulted in a charge to the statement of operations of $32,000. In addition, the Company issued a non-interest bearing unsecured demand note to this officer for $27,000 for monies owed. In consideration for the transfers, the officer returned 350,000 shares of Company stock he owned to the Company for cancellation during the quarter.

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


General

         Floridino's International Holdings Inc., (the "Company"), was organized in June 1997 under the laws of the State of Florida. The Company, through its wholly owned subsidiaries, seeks to generate revenue through two business segments: (i) the operation of one restaurant and (ii) the production and sale of Italian frozen food products.

         The restaurant segment is comprised of the operations of one restaurant that is located in lower Manhattan, New York. In June 2001, the Company transferred all of its franchise operations from its wholly owned subsidiary, Floridino's International, Inc., to its former president and director, Michael Floridino, together with ceratin other assets, including but not limited to, the equipment and leases from certain of its closed Florida restaurant operations. In consideration, Mr. Floridino transferred 350,000 shares of his common stock to the Company which was cancelled.

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

Segment Reporting Disclosures
-----------------------------

         The Company's business operations are divided into two segments, the operation of one restaurant and producing Italian frozen foods. The Company's business segments are based on business units that offer different products.

I.  Consolidated Results of Operations

         The Company has closed all unprofitable restaurants and operates only one restaurant, Floridino's New York as of June 30, 2001. In addition, the Company, in March 2001, closed its Palm City, Florida plant due to problems with production and management at the plant. The Company is currently in a dispute with the former owners of Triton Prestige relating to the their failure to attain certain agreed upon sales targets and alleged breaches of their representations and warranties concerning Triton's business and other matters. The Company settled the dispute with the landlord of the plant during the quarter.

         The Company continues its private offering of up to 2,500,000 units at $2 per unit. Each unit consists of one share of common stock and one warrant. The warrants are exercisable at $1.50 per share for one year from the date of issuance. The proceeds of the offering, if any, will be used to fund operations and to implement the Company's acquisition plans. No assurances can be given that the Company will raise the necessary funds.

         The Company is seeking additional financing for the purpose of acquiring various food service companies located in central and southeastern sections of the United States. The Company entered into an agreement with an investment banking firm for consulting services and to act as its agent in connection with securing financing for potential acquisitions. Management of the Company has performed due diligence audits of several prospective companies and has presented a business plan to potential financing sources but as of June 30, 2001 there were no definitive agreements to acquire any such businesses. Management has extensive experience in the food service industry and intends to use this expertise in developing the expected synergies that would result from a combination of the prospective companies under one entity. For example, a combination of food service entities would be able to purchase inventory as a group,instead of as individual companies, and take advantage of the buying power that would result from such a combination. In addition, such a combination would enhance the sales position of the individual food service entities acquired and would result in higher sales revenues. In addition, the Company would introduce its current Italian frozen foods line as a product line in these entities thereby increasing the efficiency of the frozen food plant.

         Any acquisition will be contingent upon the Company securing the required financing. The ability of the Company to secure the required financing for any acquisitions cannot be assured at this time. The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty.

Comparison of operating results: (rounded to nearest thousand)

Six months consolidated sales, gross profit, and net income:

         During the period ended June 30, 2001, the Company's consolidated gross sales were $2,431,000 compared to $1,040,000 generated for the same period in 2000, an increase of 134%. Gross profits were $50,000 for the period as compared to $346,000 for the same period in 2000, a decrease of 86%. Gross profits as a percent of gross sales decreased from 32% to 2%. The Company began to provide catering sales in late fiscal 2000. The gross margin percentage on catering sales, which is included in the restaurant segment, is 3% and has caused the consolidated gross profit percentage to decline.

         General and administrative expenses for the period were $758,000 compared to $1,198,000 in the same period in 2000, a decrease of 37%. The decrease in general and administrative expenses is generally attributable to the closing of restaurants. Because of fewer restaurants, costs such as travel, maintenance, telephone and salaries have decreased as well. Rent expense decreased $173,000 from 2000 to the current fiscal year. The rent expense on the closed and reconstructed restaurants was included in corporate rent expense in 2000.

         After deducting general and administrative costs, the Company experienced a loss from operations of $707,000 in the period as compared to a loss of $852,000 in the same period of 2000.

         The Company had realized and unrealized trading gains from common stock investments totaling $114,000 during the period. At June 30, 2001, the market value of the common stock investments was $14,000.

         During the period, the Company sold some restaurant equipment with a book value of $94,000 for $145,000 and therefore recognized a book gain on the sale of $51,000.

         Interest expense decreased substantially during the period from $342,000 in the comparable period in 2000 to $96,000 in the comparable period ended June 30, 2001. Interest expense in the comparable period in 2000 includes $250,000 of interest amortization of the beneficial conversion feature recognized when the convertible debenture was issued. The beneficial conversion feature was fully amortized by October 2000.

         Net loss for the period was $629,000 compared to a loss of $662,000 for the same period in 2000. On a per share basis, loss per share remained unchanged at $0.09 per share.

Restaurant Segment

For the three months ended June 30, 2001 compared to June 30, 2000

         Gross sales of the segment increased to $1,364,000 for the quarter ended June 30, 2001 from $498,000 for the same period in 2000, or an increase of 174%. Gross profits decreased to $118,000 from $176,000, or 34%. Gross profits as a percentage of gross sales decreased to 9% from 36%. The segment supplies various Barnes & Nobles outlets in New York City with sandwiches and beverages in addition to operating a fast self- service Italian cafeteria style restaurant in lower Manhattan. The average gross margin on sales for these sales is approximately 3%. Catering sales in the period were $378,000, or approximately one-quarter of the segment's gross sales.

         Depreciation costs for the restaurant segment decreased to $19,000 during the quarter from $70,000 in the comparable quarter in 2000. The decrease can be attributed to the closing of three unprofitable restaurants and the sale of the restaurant equipment since the same period in 2000.

         The restaurant segment lost $109,000 for the quarter ended June 30, 2001 as compared with a gain of $104,000 in the comparable quarter in 2000.

For the six months ended June 30, 2001 compared to June 30, 2000

         Gross sales of the segment increased to $2,068,000 for the period from $1,364,000 in the comparable period in 2000, or an increase of 119%.
Gross profits, however, decreased to $211,000 from $335,000 in the comparable period in 2000, or 37%. Gross profits as a percentage of gross sales decreased to 10% in the period from 36% in the comparable period in 2000.
The segment provides catering services to various Barnes & Noble outlets in New York City in addition to operating a fast self-service Italian cafeteria style restaurant in lower Manhattan. The average gross margin on sales for catering is approximately 3%. Catering sales in the period were $722,000, or almost one-third of the segment's gross sales.

         Depreciation costs for the restaurant segment slightly decreased to $43,000 from $45,000. This decrease is attributed to the closing of three restaurants. Fixed assets for the New York restaurant is approximately $602,000 and consist mainly of the construction improvements completed in the first half of fiscal 1999.

         The restaurant segment lost $110,000 for the period as compared with a gain of $34,000 in the same period in 2000.

         The Company has no plans to open additional restaurants nor are there any plans for capital expenditures to be made on behalf of the restaurant segment in the current fiscal year.

Frozen Foods Processing

For the six months ended June 30, 2001 compared to June 30, 2000

         The segment generated sales of $190,000 for the quarter as compared to $87,000 generated for the comparable quarter of 2000.

         The segment's gross profits as a percent of gross sales were 17% for the period as compared to 9% in the comparable period in 2000. The increase in plant inefficiency has been addressed by management taking direct control of the plant operation. During the first half of 2000, the Lakeland plant was managed by an outside consulting firm. Management decided to cancel its contract with this consulting firm and to take direct control of the Lakeland plant operations. Management began to make the operation more efficient by cutting direct labor and direct material costs.

         Overhead costs for the segment were $70,000 for the period as compared to $194,000 for the comparable period in 2000.

         The frozen food processing segment showed a loss for the period of $103,000 as compared to $186,000 in the comparable period in 2000.

         Management plans to generate sales for frozen Italian food products by purchasing strategically situated private food service distribution companies within the United States. These plans include the purchase of food service distribution entities that have an established customer base but do not currently offer an Italian foods product line. If the acquisitions are accomplished, management intends to introduce its Italian frozen food products to these newly acquired subsidiaries for sale to its current customer base. This would enable the Company to expand its frozen food product sales quickly as opposed to a slow growth of a customer base. However, management cannot estimate the amount of sales of Italian frozen food products that could be achieved by these acquisition plans, nor can it assure that it would be successful in obtaining funding for this plan. As of the date of this report, there is no definitive agreement to acquire any entity nor is there any agreement to obtain the required financing.

For the three months ended June 30, 2001 compared to June 30, 2000

         The segment generated sales of $195,000 for the quarter ended June 30, 2001 as compared to $34,000 in the comparable quarter in 2000, an increase of 216%.

         The segment's gross profits as a percent of gross sales fell to a loss of 87% as compared 8% in the comparable quarter in 2000. The drop in the gross profit percentage is a result of the increase of excess plant capacity and lack of sales to support the segment's overhead. The Company's major customer is the Miami-Dade county school district. During the summer months, orders from this customer significantly decrease. Management expects the demand for its frozen foods to increase in the fourth quarter of 2001.

         The frozen food processing segment showed a loss for the quarter ended June 30, 2001 of $241,000 as compared to $177,000 for the same period in 2000.

Discussion of Financial Condition: Liquidity and Capital Resources

         At June 30, 2000, the Company had a working capital deficit of $2,884,000 as compared to a working capital deficit of $2,187,000 at December 31, 2000, or an increase in the deficit of $697,000 which is primarily attributed to the operating loss for the six month period ended June 30, 2001.

         On a consolidated basis, cash on hand was $6,000 at June 30, 2001 as compared with $34,000 at December 31, 2000. During the period, operations used cash of $124,000. The Company sold plant equipment for $145,000 during the period and spent $7,000 on leasehold improvements of the New York restaurant. During the period, the Company's chairman and a majority shareholder advanced the Company $45,000 and an unrelated party advanced the Company $25,000. Both advances are unsecured and at no stated interest. During the quarter ended June 30, 2001, the Company paid the balance due on five equipment leases. The total amount paid to settle the amounts owed on the open leases was approximately $98,000.

         During the period, the Company acted as a food service broker for the transfer of a large amount of provisions from a food service distributor to a large user. As a result, the Company has included approximately $896,000 in accounts receivable from the large user and approximately $875,000 in accounts payable to the food service distributor.

         Investments in marketable securities were $14,000 at June 30, 2001 as compared to $266,000 at the beginning of 2001. The Company has been liquidating its common stock holdings and using the funds to finance its operations for the period.

         Property and equipment increased $7,000 as a result of the construction of a walk- in freezer for the New York restaurant. Approximately $94,000 of fixed assets was sold during the period for $145,000.

         Other assets are security deposits on various equipment and office space. This asset decreased during the period as a result of the security deposits of the Express and Delray restaurants being returned to the Company.

         Total assets at June 30, 2001 decreased to $2,813,000 from $2,518,000 at June 30, 2000.

         The Company's total stockholders' deficit increased from $1,124,000 at December 31, 2000 to a deficit of $1,753,000 at June 30, 2001 solely as a result of net losses of $629,000 incurred during the period.

         During the current fiscal year, the Company projects no significant additional expenditures in connection with any of the Company's restaurant or frozen food activities. However, if management is successful in obtaining the financing needed to implement its acquisition plans, as to which no assurances are given, planned capital expenditures would be significant.

         Management expects to fund current operations through the private sale of up to 2,500,000 units at $2 per unit. Each unit contains a share of common stock and a warrant exercisable at $1.50 per share for one year from the date of issuance. The offering is expected to be completed by the end of the current fiscal year 2001, although no assurances are given that a material number of units will be sold.

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


                                      FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                                      -------------------------
                                      (Registrant)


Date: August 17, 2001                 By: /s/ Nick Pirgousis
                                      -------------------------
                                      CHAIRMAN OF THE BOARD