Form 10QSB
period 2001-09-30
FLORIDINOS INTERNATIONAL HOLDINGS INC
filed 2001-11-20
CIK 1044434

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                              --------------------

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2001


                    FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
             ------------------------------------------------------
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

                  Yes   X      No

As of September 30, 2001, there were 8,226,543 shares of the Registrant's common stock issued and outstanding.

                    Floridino's International Holdings, Inc.
                           Consolidated Balance Sheets
                 As of September 30, 2001 and December 31, 2000

                                                                             Unaudited
                                                                              9/30/01            12/31/00
                                                                            -----------          -----------
ASSETS

  Current assets:
    Cash                                                                    $     1,631          $    34,081
    Accounts receivable (net of allowance for bad debt of $9,990 at
      9/30/01 and $941 at 12/31/00)                                             996,655               75,583
    Prepaid expenses                                                              5,685               44,332
    Investment in marketable securities                                             301              266,402
    Inventory                                                                    36,179               84,813
                                                                            -----------          -----------
        Total Current Assets                                                  1,040,451              505,211

 Property and equipment (net of accumulated depreciation of
      $648,467 at 9/30/01 and $527,610 at 12/31/00)                           1,732,838            1,977,591
 Notes receivable                                                                30,168                    0
 Deferred charges (net of accumulated amortization of $19,159)                  463,114                    0
   Other assets                                                                  19,415               35,440
                                                                            -----------          -----------
 Total Assets                                                               $ 3,285,986          $ 2,518,242
                                                                            ===========          ===========

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Bank overdrafts                                                             66,199               75,460
     Accounts payable                                                       $ 1,694,056          $   859,968
     Accrued expenses                                                           350,716              154,878
     Accrued interest payable                                                    88,774               71,838
     Convertible debentures payable                                                   0              750,000
     Advance payable                                                            357,469                    0
     Capital leases payable (current portion)                                    39,349               45,696
     Notes and mortgages payable (current portion)                              519,089              733,995
                                                                            -----------          -----------
         Total Current Liabilities                                            3,115,652            2,691,835
                                                                            -----------          -----------

  Long term debt:
     Capital leases payable                                                      31,671              133,584
      Notes and mortgages payable                                               828,518              817,006
                                                                            -----------          -----------
         Total Long Term Liabilities                                            860,189              950,590

  Shareholders' Equity:
     Common stock, $.001 par value; authorized 25,000,000 shares issued and outstanding, 8,226,543 at 9/30/01 and 7,245,000
       at 12/31/00)                                                         $     8,226          $     7,245
     Additional paid in capital                                               5,027,635            3,584,026
     Accumulated deficit                                                     (5,725,602)          (4,715,454)
                                                                            -----------          -----------
           Total shareholders' equity (deficit)                                (689,741)          (1,124,183)
                                                                            ===========          ===========

Total Liabilities & Shareholders' Equity (Deficit)                          $ 3,286,100          $ 2,518,242
                                                                            ===========          ===========

         Please see the accompanying notes to the financial statements.

                    Floridino's International Holdings, Inc.
                      Consolidated Statements of Operations
  For the Nine and Three Months Ended September 30, 2001 and September 30, 2000
                                   (Unaudited)

                                             Nine Months     Nine Months     Three months    Three months
                                               9/30/0 1        9/30/00         9/30/01         9/30/00
                                             -----------     -----------     -----------     -----------
Revenues:
    Food and beverage sales                  $ 2,265,335     $ 2,062,991     $   803,547     $ 1,022,717
    Franchise fees & royalties                    21,091          35,033               0           9,595
                                             -----------     -----------     -----------     -----------
Total gross sales                              2,286,426       2,098,024         803,547       1,032,312
                                             -----------     -----------     -----------     -----------
Less cost of goods sold                       (1,944,764)     (1,582,405)       (754,019)       (862,904)
                                             -----------     -----------     -----------     -----------
Gross profit                                     341,662         515,619          49,528         169,408


Operating expenses:
    General and administrative expenses       (1,395,982)     (1,664,385)       (396,027)       (466,324)
                                             -----------     -----------     -----------     -----------

Net loss from operations                      (1,054,320)     (1,148,766)       (346,499)       (296,916)


Other income (expense):
    Gain (loss) on short term investments        111,523         586,962          (2,296)        (35,689)
    Rental income                                  9,173               0               0               0
    Gain (loss) on sale of assets                 51,132         (90,236)              0               0
    Interest expense                            (127,656)       (544,637)        (32,255)       (202,454)
                                             -----------     -----------     -----------     -----------

Net loss before tax provision                 (1,010,148)     (1,196,677)       (381,050)       (535,059)

Income tax provision                                   0               0               0               0
                                             -----------     -----------     -----------     -----------

Net loss                                     ($1,010,148)    ($1,196,677)    ($  381,050)    ($  535,059)
                                             ===========     ===========     ===========     ===========


Net loss per common share:
Basic & fully diluted                             ($0.14)         ($0.16)         ($0.05)         ($0.07)

Weighted average of common shares:
Basic & fully diluted                          7,439,744       7,298,700       7,923,433       7,245,000


         Please see the accompanying notes to the financial statements.

                    Floridino's International Holdings, Inc.
                      Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 2001 and September 30, 2000
                                   (Unaudited)

                                                                              9/30/01              9/30/00
                                                                            -----------          -----------
Operating Activities:
  Net loss                                                                  ($1,010,148)         ($1,196,677)

  Adjustments to reconcile net loss to net cash used by operations:
       Depreciation & amortization                                              221,491              523,488
       Unrealized gain on short term investment                                      --               19,852
       (Gain) loss on sale of assets                                            (51,132)              90,236
       Compensation expense                                                      51,203                    0

Changes in other operating assets and liabilities:
     Accounts receivable                                                       (921,072)                   0
     Note receivable                                                            (30,168)                   0
     Prepaid expenses                                                            38,647              (85,289)
     Inventory                                                                   48,634              (48,747)
     Short term investments                                                     266,131              383,754
     Other assets                                                                16,025                7,014
     Accounts payable and accrued expenses                                    1,029,926              139,366
     Bank overdrafts                                                             (9,261)             237,266
     Accrued interest payable                                                    16,936                    0
                                                                            -----------          -----------
Net cash used by operations                                                    (332,818)              70,263


Investing Activities:
     Purchase of property and equipment                                         (24,130)            (342,649)
     Sale of property and equipment                                             144,683              409,764
                                                                            -----------          -----------
Net cash provided by (used by) investing activities                             120,553               67,115


Financing Activities:
     Cash proceeds from issuance of common stock                                      0               20,233
     Issuance of common stock                                                    65,000                    0
     Stock subscriptions received                                                96,000                    0
     Payment of bank loan                                                             0             (159,112)
     Advances received                                                          357,469                    0
     Payment of capital leases                                                 (108,260)             (26,008)
     Payment of debt                                                           (230,394)            (213,356)
                                                                            -----------          -----------
Net cash provided by financing activities                                       179,815             (378,243)

Net increase (decrease) in cash during the period                               (32,450)            (240,865)

Cash balance at beginning of the period                                          34,081              359,449
                                                                            -----------          -----------

Cash balance at end of the period                                           $     1,631          $   118,584
                                                                            ===========          ===========

Supplemental disclosures of cash flow information:
     Interest paid during the period                                        $   200,075          $    42,433
     Income taxes paid during the period                                    $         0          $         0

         Please see the accompanying notes to the financial statements.

                    Floridino's International Holdings, Inc.
             Consolidated Statement of Changes in Shareholder Equity
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)

                                                                  Common          Paid in       Accumulated
                                                 Shares           Amount          Capital         Deficit            Total
                                              -----------      -----------      -----------     -----------      -----------
Balance at January 1, 2001                      7,245,000      $     7,245      $ 3,584,026     ($4,715,454)     ($1,124,183)
                                              -----------      -----------      -----------     -----------      -----------

Return of common stock by officer                (350,000)            (350)             350              --                0


Return of common stock by Triton officers         (50,000)             (50)              50              --                0


Return of common stock by consultants            (100,000)            (100)             100              --                0


Issuance of common stock                           32,500               33           64,967              --           65,000


Conversion of debentures to equity              1,302,000            1,302          748,698              --          750,000


Stock issued to officers                           25,000               25           24,975              --           25,000


Stock issued to consultants                         7,000                7           10,493              --           10,500


Stock subscriptions received                      115,043               --           96,000              --           96,000


Warrants issued to consultants                         --               --          497,976              --          497,976


Net loss during the period                             --               --               --      (1,010,148)      (1,010,148)
                                              -----------      -----------      -----------     -----------      -----------


Balance at September 30, 2001                   8,226,543      $     8,226      $ 5,027,635     ($5,725,602)     ($  689,855)
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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for these nine months ending September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Floridino's International Holdings, Inc. and subsidiaries (the "Company") Form 10-KSB for the year ending December 31, 2000.

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

Reclassifications- Certain accounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation.

Note 2- Earnings Per Share

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. There are 2,597,500 warrants outstanding at September 30, 2001. The effect of the outstanding warrants has not been included in the calculation of earnings per share since their inclusion would be anti-dilutive.

Note 3- Inventory

Inventories are stated at the lower of cost (determined on a last-in, first-out basis) or market and consist of the following:

                                                  9/30/01       12/31/00
                                                  -------       --------

               Raw Materials                      $5,687        $32,784

               Finished Product                   30,492         52,029
                                                 -------        -------
               Total                             $36,179        $84,813
                                                 =======        =======
Note 4- Stock Warrants

The Company granted 25,000 common stock purchase warrants with an exercise price of $2 expiring in five years to a consultant for services rendered during the period. In addition, the Company issued 2.5 million warrants exercisable at $1 per share expiring in September 2003 to a financing company for the acquisition of a $3.5 million line of credit further discussed in Note 8. The fair market value at the date of the grant of the options using the Black-Sholes Options Pricing Model was $497,976. The Company recorded $15,703 as compensation expense in the statement of operations and $482,273 as a deferred charge in the balance sheet.

Note 5- Property and Equipment
                                                    9/30/01           12/31/00
                                                 -----------        -----------

Equipment                                        $   576,035        $   623,738

Leasehold improvements                             1,080,152          1,128,253

Vehicles                                              59,106             59,106

Buildings                                            359,000            359,000

Land                                                 320,000            320,000

Furniture & fixtures                                   6,404             15,104
                                                 -----------        -----------

Total property & equipment                         2,400,697          2,505,201

Less accumulated depreciation                       (648,467)          (527,610)
                                                 -----------        -----------
Net property and equipment                       $ 1,752,230        $ 1,977,591
                                                 ===========        ===========

Note 6- Segments

The following is a summary of the Company's segment information:

                                Nine Months    Nine Months    Three Months     Three Months
                                  9/30/01        9/30/00        9/30/01         9/30,00
                                -----------    -----------    -----------    -----------
Gross Sales
   Restaurants                  $ 1,773,121    $ 1,808,228    $   674,571    $   864,207

   Food processing                  513,305        289,796        128,976        168,105
                                -----------    -----------    -----------    -----------
Total gross sales               $ 2,286,426    $ 2,098,024    $   803,547    $ 1,032,312
                                ===========    ===========    ===========    ===========

Gross Profit
   Restaurants                  $   162,069    $   497,877    $    31,191    $   162,618

   Food processing                  179,593         17,742         18,337          6,790
                                -----------    -----------    -----------    -----------

Total gross profit              $   341,662    $   515,619    $    49,528    $   169,408
                                ===========    ===========    ===========    ===========

Income (loss) from operations
   Restaurants                  $  (299,048)   $   114,995    $  (189,241)   $    80,879

   Food processing                 (418,597)      (512,931)      (224,730)      (149,390)

   Corporate                       (336,575)      (750,830)        67,372       (228,405)
                                -----------    -----------    -----------    -----------
Total from operations           $(1,054,220)   $(1,148,766)   $  (346,599)   $  (296,916)
                                ===========    ===========    ===========    ===========

Total Assets
   Restaurants                  $   572,715    $ 1,195,224
   Food processing                  484,050      1,143,732
   Corporate                      2,229,221        685,644
                                -----------    -----------
Total assets                    $ 3,285,986    $ 3,024,600
                                ===========    ===========

Depreciation & Amortization
   Restaurants                  $    71,348    $    83,102    $    28,620    $    38,545
   Food processing                   95,049         33,158         31,200         21,417
   Corporate                         55,094         15,953         33,711          2,307
                                -----------    -----------    -----------    -----------
Total                           $   221,491    $   132,213    $    93,531    $    62,269
                                ===========    ===========    ===========    ===========

Interest
   Restaurants                  $    28,149    $    76,878    $    12,522    $    22,890
   Food processing                    9,462         14,091            166          7,863
   Corporate                         90,045        453,668         19,567        171,701
                                -----------    -----------    -----------    -----------
Total                           $   127,656    $   544,637    $    32,255    $   202,454
                                ===========    ===========    ===========    ===========

Note 7- Conversion of Debentures

During the quarter, the holder of the convertible debentures elected to convert the debt to common stock. As a result, the Company retired $750,000 of the convertible debt and issued 1,302,000 shares of common stock.

Note 8- Acquisition of Credit Facility

In September 2001, the Company acquired a line of credit with a financial institution for $3.5 million. Under the terms of the agreement, the Company received the line of credit for acquisition purposes only. The interest rate on the line of credit is 10% and the credit line matures in September 2003. In consideration for the line of credit, the Company issued the financing institution 2,500,000 common stock purchase warrants exercisable at $1.00 expiring in September 2003.

As a result, the Company has recorded a deferred charge of $482,273. Amortization of the deferred charge is based upon the straight-line basis over the term of the line of credit.

9-Income Taxes
Provision for income taxes is comprised of the following at 9/30/01 and 9/30/00:

                                                                                      9/30/01         9/30/00
                                                                                      -------         --------
Net loss before provision for income taxes                                          $(1,010,148)    $(1,196,677)
                                                                                    ===========     ===========
Current tax expense:
Federal                                                                             $         0     $         0

State                                                                                         0               0
                                                                                    -----------     -----------
Total                                                                               $         0     $         0

Less deferred tax benefit:
Federal loss carry-forward                                                             (714,808)       (385,095)

Allowance for recoverability                                                            714,808         385,095
                                                                                    -----------     -----------
Provision for income taxes                                                          $         0     $         0
                                                                                    ===========     ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                                                  34%             34%

Statutory state and local income tax                                                          4%              4%

Less allowance for tax recoverability                                                       (34)%           (34)%
                                                                                    -----------     -----------
Effective rate                                                                                4%              4%
                                                                                    ===========     ===========

Deferred income taxes are comprised of the following:
Federal loss carry-forward                                                          $  (714,808)    $  (385,095)

Allowance for recoverability                                                            714,808         385,095
                                                                                    -----------     -----------
Deferred tax benefit                                                                $         0     $         0
                                                                                    ===========     ===========

Note 10- Subsequent Events

In October 2001, the Company sold the New York restaurant for $44,000 and the assumption of $292,000 in debt. Under the terms of the agreement, the Company will retain the catering portion of the restaurant operation and will transfer the restaurant operations at 23rd street in lower Manhattan.

In October 2001, a wholly owned subsidiary of the Company purchased certain assets of a food distribution company located in Asheville, North Carolina for 800,000 shares of stock of the Company valued approximately $1.6 million. The Company is in the process of transferring the operations of its Lakeland plant to the Asheville facility.

The Company entered into an agreement to purchase a food service company and a related transportation company located in the Mid-west. The first phase of the acquisition, through two wholly- owned subsidiaries of the Company, is expected to be consummated in late November 2001.

Subsequent to the end of the quarter, the Company received approximately $2,000,000 in proceeds from the sale of approximately 1,000,000 units comprised of common stock and warrants in a private placement.

Management's Discussion and Analysis of Financial Condition

Floridino's International Holdings Inc., (the "Company"), was organized in June 1997 under the laws of the State of Florida, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Florida.

The Company, through its wholly owned subsidiaries, operated two business segments: retail restaurants and franchising of restaurants and the production and sale of Italian frozen food products. The restaurant segment was comprised of the operations of one restaurant located in lower Manhattan. In October 2001, subsequent to the end of its third fiscal quarter, the Company sold this restaurant to direct its focus on the food manufacturing and distribution business. The restaurant was sold to its current manager for $44,000 and the assumption of certain debt related to the restaurant in the aggregate of amount of $292,000.

The Company's frozen food processing segment produces calzones, pizzas and pazzo rolls for sale to restaurants, food service outlets, and institutional accounts, such as schools and prisons. In October 2001, a wholly owned subsidiary of the Company acquired certain assets of Asheville Packing Co., an Asheville, North Carolina food service company, including certain real property, for 800,000 shares of the Company's restricted common stock valued at approximately $1,600,000. In connection with the consummation of the acquisition, the operations of the Company's Lakeland plant are moving to the Asheville facility. The move is expected to be completed in the first quarter of fiscal 2002.

General Statement: Factors that may affect future results
---------------------------------------------------------

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

Segment Reporting Disclosures:

For the nine month period ended September 30, 2001, the Company's business operations were divided into two segments, restaurants (including franchising activities) and producing Italian frozen foods. The Company's business segments are based on business units that offer different products.

Amounts are rounded to the nearest thousand.

I. Consolidated Results of Operations

The Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern because of the significant losses have been incurred in the last two fiscal years. Management's plan to address these concerns is as follows.

The Company closed all restaurants except for Floridino's New York as of September 30, 2001 and subsequently sold this restaurant in October 2001 to focus its attention on the food service business. In addition, the Company, in March 2001, transferred the institutional business done by the Palm City plant to its Lakeland plant and closed the Palm City plant due to a dispute with its former owners. Subsequently, in October 2001, the Company, through a wholly owned subsidiary, acquired certain assets of Asheville Packing Co., including certain real property, and is in the process of moving the operations of the Lakeland plant to the Asheville facility.

In September 2001, the Company acquired a $3,500,000 line of credit with a financial institution. Under the terms of the agreement, the line of credit is to be used for acquisition purposes only. The interest rate on the line of credit is 10% per annum payable quarterly and it matures in September 2003. In consideration for obtaining the line of credit, the Company issued warrants for 2, 500,000 shares of common stock exercisable at $1.00 per share until September 2003. The first draw down on the line of credit was for $1,500,00 in October 2001 which is to be used for the purchase of a food service company and a related transportation company located in the Mid-west with annual revenues in excess of $20,000,000. The first phase of the acquisition through a merger of these two companies with wholly owned subsidiaries of the Company is expected to occur in late November 2001. The $1,500,000 from the credit line will be used to purchase real property from the shareholders of these two companies by the end of the current fiscal year or the first quarter of fiscal 2002.

Comparison of operating results:

Nine months consolidated sales, gross profit, and net income:

During the period, the Company's consolidated gross sales were $2,286,000 compared to $2,098,000 generated for the same period in fiscal 2000, a 9% increase. Gross profits were $342,000 for the period as compared to $517,000 for the same period in fiscal 2000. Gross profits as a percent of gross sales decreased from 25% to about 15%. The closing of the restaurants, which historically had a higher gross profit percentage, and the emphasis on Italian food production, which has a lower gross margin, contributed to the decrease. In addition, catering sales of the New York restaurant has increased in relation to regular sales. At September 30, 2001, gross catering sales comprised approximately 40% of gross restaurant sales. The gross margin percentage on catering sales is 3%. This fact has also contributed to the decrease in the consolidated gross profit percentage.

General and administrative expenses for the period were $1,396,000 compared to $1,664,000 in the same period of fiscal 2000, a decrease of 16%. The decrease in general and administrative costs is generally attributed to the contraction of the restaurant segment in addition to management's efforts to streamline corporate operations. Corporate overhead decreased from $751,000 in the nine-month period in fiscal 2000 to $337,000 in the same period in fiscal 2001 as a result of management's efforts.

Deducting general and administrative costs, the Company experienced a loss from operations of $1,054,000 as compared to a loss of $1,149,000 for the same period in fiscal 2000.

The Company realized trading gains from common stock investments of $112,000 during the period. The stock investments are accounted as "trading securities" as defined by SFAS No. 115, Accounting for Debt and Equity Instruments, which recognizes the unrealized gains or losses from such investments as "Other income or expenses" in the statement of operations.

During the period, the Company sold some restaurant equipment with a book value of $94,000 for $145,000 recognizing a book gain on the sale of $51,000.

Interest expense has decreased substantially from the same period in fiscal 2000 from $545,000 to $128,000. Interest expense in the same period in fiscal 2000 includes approximately $375,000 of the amortization of the beneficial conversion feature associated with the convertible debentures issued in October 1999. The beneficial conversion feature was fully amortized in October 2000.

Net loss for period was $1,010,000 compared to a loss of $1,197,000 for the same period in fiscal 2000. On a per share basis, loss per share decreased from $0.16 at September 30, 2000 to $0.14 at September 30, 2001.

Three months consolidated sales, gross profit, and net income:

During the period, the Company's consolidated gross sales were $804,000 compared to $1,032,000 generated for the same period in fiscal 2000, a 22% decrease. Gross profits were $50,000 for the period as compared to $169,000 for the same period in fiscal 2000, a 65% decrease. Gross profits as a percent of gross sales decreased from 16% to 6%. The closing of the restaurants, which historically had a higher gross profit percentage, and the emphasis on Italian food production served to decrease the percentage. In addition, catering sales have increased in the restaurant segment as opposed to the traditional restaurant sales. The gross margin percentage on catering sales is 3% as opposed to an historical 25%.

General and administrative expenses for the period were $396,000 compared to $466,000 in the same period in fiscal 2000, a decrease of 16%. The decrease in general and administrative costs is primarily attributed to the contraction of the restaurant segment. Because of fewer restaurants, managing costs such as travel, maintenance, telephone and related expenses have decreased.

After deducting general and administrative costs, the Company experienced a loss from operations of $346,000 as compared to a loss of $297,000 for the same period in fiscal 2000.

Interest expense decreased substantially in the period of fiscal 2000 from $202,000 to $32,000 in the same period of fiscal 2001. Interest expense in the third quarter of fiscal 2000 includes $195,000 of interest amortization of the beneficial conversion feature recognized when the convertible debentures were issued. The beneficial conversion feature was fully amortized in October 2000.

Net loss for period was $381,000 compared to a loss of $535,000 for the same period in fiscal 2000. On a per share basis, loss per share decreased to $0.05 per share in the quarter ended September 30, 2001 from $0.07 per share for the same quarter in fiscal 2000.

Nine-month results for restaurant segment:

Gross sales of the segment decreased to $1,773,000 for the period from $1,808,000 for the same period in fiscal 2000, or 2%. Gross profits decreased to $162,000 from $498,000, or 67%. Gross profits as a percentage of gross sales decreased to 9% from 28%. The Company began providing catering sales in late fiscal year 2000. The gross margin percentage on catering sales, which is included in the restaurant segment, is 3% as opposed to the historical 25% received on traditional restaurant sales.

Depreciation costs for the restaurant segment slightly decreased to $71,000 from $83,000 in the same period in fiscal 2000. The decrease can be attributed to the closing of the unprofitable restaurants earlier in the current fiscal year. The depreciation expense of the segment is attributable to the fixed assets and improvements made to the New York restaurant. Improvements made in 1999 to the restaurant were approximately $602,000 and the cost is being depreciated over a period of ten years.

The restaurant segment lost $299,000 for the nine-month period as compared with a gain of $115,000 for the same period in fiscal 2000.

In October 2001, the Company sold the assets of the restaurant in New York City for $44,000 and the assumption of $292,000 in debt. However, the Company will continue its catering operations. Management expects the catering operations to operate profitably immediately since traditional fixed overhead costs associated with a restaurant are immaterial and most of the costs associated with catering are variable. The gross margin expected on the sales is 3%.

Three-month results for the restaurant segment:

Gross sales of the segment decreased to $675,000 for the period from $864,000 for the same period in fiscal 2000, or a decrease of 22%. Gross profits decreased to $31,000 from $163,000, or 81%. Gross profits as a percentage of gross sales decreased to 5% from 19%. The Company began providing catering sales in late fiscal year 2000 that now comprise most of the segment's gross sales. The gross margin percentage on catering sales is 3% and has caused the gross profit percentage to significantly decline. The traditional restaurants, most of which were closed, provided a 25% gross profit percentage on average.

Depreciation costs for the restaurant segment slightly decreased to $29,000 from $39,000 in the same period in fiscal 2000. The decrease can be attributed to the closing of three unprofitable restaurants and the sale of the restaurant equipment.

The restaurant segment lost $189,000 for the quarter ended September 30, 2001 as compared with a gain of $81,000 for the same period in fiscal 2000.

Nine-month results for frozen foods processing:

The segment generated sales of $513,000 for the period as compared to $290,000 in fiscal 2000, an increase of 77%. Gross profits as a percent of gross sales were 35% as compared 6% in the same period in fiscal 2000 as a result of management's efforts to streamline plant operations and increase economies of scale. In October, the Company commenced moving the segment's operations to Asheville, North Carolina in order to achieve greater efficiencies in plant operations. Management expects to reduce segment overhead by combining unused plant capacities in Lakeland and Asheville. Management expects the gross profit percentage to significantly increase as a result of the relocation within the coming four quarters.

The frozen food processing segment showed a loss for the period of $419,000 as compared to $513,000 for the same period fiscal 2000. Management expects that its relocation of the segment to Asheville (as described below) will enable the segment to operate more efficiently. In addition, management expects that the relocation will expand the segment's pool of potential institutional clients for its products, however no assurance can be given that the segment will achieve profitability within the coming fiscal year at this time.

In October 2001, the Company, through a wholly owned subsidiary, acquired certain assets, including real property, of a food service company located in Asheville, North Carolina and commenced the move of the operations of its Lakeland plant to that facility.

In November 2001, the Company entered into an agreement to acquire a food service company and related transportation company located in the Mid-west that have annual revenues in excess of $20,000,000. The acquisition is expected to be completed in late November 2001. Certain real estate owned by the shareholders of these companies is expected to be acquired by year-end 2001 or the first quarter of fiscal 2002. The acquisition is expected to enable the Company to expand its customer base. Management cannot estimate at this time the amount of sales of Italian frozen food products that may be achieved as a result of these new acquisitions.

Three-month results for frozen foods processing:

The frozen food segment generated sales of $129,000 for the period as compared to $168,000 in fiscal 2000, a decrease of 23%. The segment's gross profits as a percent of gross sales were 14% as compared 4% in fiscal 2000. Management expects gross sales for the segment to increase as a result of moving this segment's operations to Asheville by the end of the first quarter of fiscal 2002. Management plans to utilize the existing sales force of the Asheville food service operations to increase the gross sales of this segment.

The increase in the gross profit percentage is attributable to management's efforts to streamline the operations and from transferring the operations of the closed Triton plant to the Lakeland plant. All operations have since been or are in the process of being transferred to the new facility in Asheville, North Carolina. (See the discussion above)

The frozen food processing segment showed a loss for the period of $225,000 as compared to $149,000 for the same period in fiscal 2000.

Discussion of Financial Condition: Liquidity and Capital Resources

At September 30, 2001, the Company had a working capital deficit of $2,075,000 as compared to a working capital deficit of $2,187,000 at December 31,2000. On a consolidated basis, cash on hand was $2,000 as compared with $34,000 at December 31, 2000. During the period ended September 30, 2001, the Company's operations used cash of $333,000. The Company sold plant equipment for $145,000 during the nine-month period and spent $24,000 on leasehold improvements.

During the nine-month period, the Chairman and majority shareholder of the Company and other unrelated parties advanced the Company $358,000. The advances are unsecured and at no stated interest. During the third quarter, the Company paid the balance due on five equipment leases or, $108,000 and paid $230,000 of debt.

The Company received proceeds of $65,000 and issued 32,500 shares of common stock during the nine-months ended September 30, 2001. In addition, the Company commenced a new private offering of securities in September 2001. It received $96,000 in subscriptions prior to the quarter ended September 30, 2001 and additional proceeds of approximately $2,000,000 subsequent to the end of the quarter. The Company expects to fund current operations from the proceeds received from the private offering of its securities and the exercise of warrants. However, no assurances can be given that all units will be sold in the private placement offering or that any of the Company's outstanding warrants will be exercised. Until cash flow from its businesses can adequately fund its working capital needs, the Company will be required to seek additional financing to fund its operations from other sources, the availability of which cannot be assured.

The Company's total stockholders' deficit decreased from $1,124,000 at December 31, 2000 to a deficit of $690,000 at September 30, 2001. The decrease in the deficit is the result of a loss from operations of $1,010,000. In addition, in July 2001, the holder of the convertible debentures exercised its conversion rights and was issued 1,302,000 shares of common stock to retire $750,000 of debt. The Company also received $65,000 for issuing 32,500 shares of common stock in March 2001. The Company also issued 32,000 shares of common stock to officers and consultants during the nine-month period. The value of the shares issued was $30,500.

The Company projects additional expenditures in connection with its frozen food activities and its new food service businesses. The funds from the $3,500,000 line of credit will be used for acquisition purposes. Management has applied $1,500,000 of these funds to one acquisition expected to be consummated in the fourth quarter of the current fiscal year and the balance to anticipated acquisitions in the 2002 fiscal year. However, no definitive agreements for these anticipated acquisitions have been reached as of the date of this report.

Exhibits and Reports on Form 8-K

(a)      The following exhibits are included in this filing:

                  None

(b)      Reports on Form 8-K:

                  None

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


                                     FLORIDINO'S INTERNATIONAL HOLDINGS, INC.
                                     ----------------------------------------
                                     (Registrant)



Date:  November 19, 2001             By:  /s/ Nick Pirgousis
                                     --------------------------
                                     CHAIRMAN OF THE BOARD