Form 10QSB/A
period 2001-06-30
SYNDICATED FOOD SERVICE INTERNATIONAL INC
filed 2002-03-04
CIK 1044434

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                  FORM 10-QSB/A
                                (Amendment No. 1)


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                          Commission File No. 000-27749

                   Syndicated Food Service International, Inc.
              (Exact Name of Small Business Issuer in Its Charter)

           Florida                                    59-3479186
(State or Other Jurisdiction of             (I.R.S. Employer Identification
Incorporation or Organization)                          Number)

3560 Cypress Gardens Road
Winter Haven, Florida                                   33884
(Address of principal executive offices)              (Zip Code)

(863) 326-1006
(Registrant's Telephone Number)

Floridino's International Holdings, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  |X|                      No  |_|

As of June 30, 2001, there were 6,745,500 of shares of the Registrant's common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

                     Floridino's International Holdings Inc.
                      Restated Consolidated Balance Sheets
                    As of June 30, 2001 and December 31, 2000

                                                                           Unaudited
ASSETS                                                                      6/30/01        12/31/00
                                                                           ---------       ---------

 Current assets:
  Cash                                                                       $5,881         $34,081
  Accounts receivable                                                        33,913          75,583
  Prepaid expenses                                                            9,282          44,332
  Investment in marketable securities                                        14,388         266,402
  Inventory                                                                  38,700          84,813
                                                                         ----------      ----------
    Total Current Assets                                                    102,164         505,211

 Property and equipment (net of accumulated depreciation)                 1,789,601       1,977,591
 Notes receivable                                                            30,579               0
 Other assets                                                                21,415          35,440
                                                                         ----------      ----------
Total Assets                                                             $1,943,759      $2,518,242
                                                                         ==========      ==========
LIABILITIES & SHAREHOLDERS' EQUITY

 Current liabilities:
  Accounts payable                                                         $866,336        $859,968
  Accrued expenses                                                          199,731         154,878
  Accrued interest payable                                                  166,042          71,838
  Bank overdrafts                                                                 0          75,460
  Convertible debentures payable                                            750,000         750,000
  Advance from shareholder                                                   45,071               0
  Capital leases payable (current portion)                                   17,821          45,696
  Notes and mortgages payable (current portion)                             940,862         733,995
                                                                         ----------      ----------
    Total Current Liabilities                                             2,985,863       2,691,835

  Long term debt:
   Capital leases payable                                                    59,078         133,584
   Notes and mortgages payable                                              652,099         817,006
                                                                         ----------      ----------
    Total Long Term Liabilities                                             711,177         950,590

Shareholders' Equity:
  Common stock, $.001 par value; authorized 25,000,000 shares
     issued and outstanding, 6,745,000 at June 30, 2001                      $6,745          $7,245
  Additional paid in capital                                              3,584,526       3,584,026
  Accumulated deficit                                                    (5,344,552)     (4,715,454)
                                                                         ----------      ----------
       Total shareholders' equity (deficit)                              (1,753,281)     (1,124,183)
                                                                         ----------      ----------
Total Liabilities & Shareholders' Equity (Deficit)                       $1,943,759      $2,518,242
                                                                         ==========      ==========

Please see the accompanying notes to the financial statements.

                 Restated Consolidated Statements of Operations
       For the Six and Three Months Ended June 30, 2001 and June 30, 2000
                                   (Unaudited)

                                                 Six Months      Six Months     Three months   Three months
                                                  6/30/01         6/30/00         6/30/01         6/30/00
                                                 ----------      ----------     ------------   ------------

Revenues:
    Food and beverage sales                      $1,461,788      $1,040,274       $589,448       $522,276
    Franchise fees & royalties                       21,091          25,438              0         10,222
                                                 -----------     -----------    -----------    -----------
Total gross sales                                 1,482,879       1,065,712        589,448        532,498

Less cost of goods sold                          (1,190,330)       (719,501)      (399,677)      (352,038)
                                                 -----------     -----------    -----------    -----------
Gross profit                                        292,549         346,211        189,771        180,460

Operating expenses:
    General and administrative expenses            (999,955)     (1,198,061)      (644,000)      (693,241)
                                                 -----------     -----------    -----------    -----------
Net loss from operations                           (707,406)       (851,850)      (454,229)      (512,781)

Other income (expense):
    Gain on short term investments                  113,819         622,651         61,301        355,625
    Rental income                                     9,173               0          8,173              0
    Gain (loss) on sale of assets                    51,132         (90,236)       (15,992)             0
    Interest expense                                (95,816)       (342,183)       (63,722)       (170,337)
                                                 -----------     -----------    -----------    ------------
Net loss before tax provision                      (629,098)       (661,618)      (464,469)      (327,493)

Income tax provision                                      0               0              0              0
                                                 -----------     -----------    -----------    -----------
Net loss                                          ($629,098)      ($661,618)     ($464,469)     ($327,493)
                                                 ===========     ===========    ===========    ===========
Net loss per common share:
Basic:
    Net loss from operations                         ($0.09)         ($0.09)        ($0.07)        ($0.05)

Weighted average of common shares:
Basic                                             7,170,000       7,286,000      7,095,000      7,207,000


Please see the accompanying notes to the financial statements.

                     Floridino's International Holdings Inc.
                 Restated Consolidated Statements of Cash Flows
                       For the Six Months Ended March 31st
                                   (Unaudited)

                                                                                6/30/01         6/30/00
                                                                              ----------      -----------

  Operating Activities:
    Net loss                                                                  ($629,098)      ($661,618)
    Adjustments to reconcile net loss to net cash used by operations:
         Depreciation & amortization                                            127,960         324,960
         Unrealized gain on short term investment                                (3,907)        (60,252)
         (Gain) loss on sale of assets                                          (51,132)         90,236

  Changes in other operating assets and liabilities:
       Accounts receivable                                                       41,670         (51,171)
       Note receivable                                                          (30,579)              0
       Prepaid expenses                                                          35,050               0
       Inventory                                                                 46,113         (59,162)
       Short term investments                                                   255,921         138,633
       Other assets                                                              14,025           3,761
       Accounts payable and accrued expenses                                     51,221         206,546
       Bank overdrafts                                                          (75,460)              0
       Accrued interest payable                                                  94,204               0
                                                                              ----------      ----------
  Net cash used by operations                                                  (124,012)        (68,067)

  Investing Activities:
       Purchase sale of property and equipment                                   (6,521)       (335,617)
       Sale of property and equipment                                           144,683         409,764
                                                                              ----------      ----------
  Net cash provided by (used by) investing activities                           138,162          74,147

  Financing Activities:
       Cash proceeds from issuance of common stock                                    0           20,233
       Payment of bank loan                                                           0         (159,112)
       Advance from shareholder                                                  45,071                0
       Payment of capital leases                                               (102,381)          (3,675)
       Acquisition of unsecured loan                                             25,000                0
       Payment of debt                                                          (10,040)        (219,702)
                                                                              ----------      -----------
  Net cash provided by financing activities                                     (42,350)        (362,256)
                                                                              ----------      -----------
  Net increase (decrease) in cash during the period                             (28,200)        (356,176)

  Cash balance at beginning of the period                                        34,081          359,449
                                                                              ----------      -----------
  Cash balance at end of the period                                              $5,881           $3,273
                                                                              ==========      ===========
  Supplemental disclosures of cash flow information:
       Interest paid during the period                                           $1,612          $58,433
       Income taxes paid during the period                                           $0               $0


Please see the accompanying notes to the financial statements.

                     Floridino's International Holdings Inc.
        Restated Consolidated Statement of Changes in Shareholder Equity
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)


                                             Common         Common       Paid in      Accumulated
                                             Shares         Amount       Capital        Deficit          Total

  Balance at January 1, 2001               7,245,000        $7,245      $3,584,02     ($4,715,454)    ($1,124,183)

  Return of common stock by officer         (350,000)         (350)           350                               0

  Return of common stock by Triton officers  (50,000)          (50)             5                               0

  Return of common stock by consultants     (100,000)         (100)            10                               0

  Net loss during the period                                                             (629,098)       (629,098)
                                          -----------      --------     ----------    ------------    ------------

  Balance at June 30, 2001                 6,745,000        $6,745      $3,584,52     ($5,344,552)    ($1,753,281)
                                          ===========      ========     ==========    ============    ============


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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for these six months ending June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ending December 31, 2000 of Floridino's International Holdings, Inc. and its subsidiaries (collectively the "Company").

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

Note 2- Earnings Per Share

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. The calculation of earnings per share as of June 30, 2001 and 2000 do not include approximately 1,250,000 shares that may be issued upon conversion of outstanding debentures of the Company.

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
                                                  =======        =======

Note 4- Stock Warrants and Options

As part of its compensation to a consultant, the Company granted stock options at the fair market value on the date of grant. Currently, the Company has no formal stock option plan. In January and February 2001, as part of a private offering of its common stock and warrants, the Company issued warrants to purchase 32,500 shares of common stock at $1.50 per share, which expired one year from the date of issuance. A summary of changes in outstanding stock options is as follows:


                                                         Exercise      Years to
                                            Amount        Price       Expiration

Outstanding at January 1, 2000                 0

Granted                                   40,000
Cancelled                                      0
Exercised                                      0
                                          -------
Outstanding at December 31, 2000          40,000
                                          =======
Granted                                   32,500         $1.500          -0-
Cancelled                                      0
Exercised                                      0
                                          -------
Outstanding at June 30, 2001              62,500         $4.125         4.47
                                          =======

For the purpose of determining compensation expense under SFAS No. 123, the fair value of each warrant or option is measured at the grant date using the Black-Scholes option pricing model with the following assumptions at the date of grant. The dividend yield is 0%, volatility is 20%, and the risk-free interest rate is 6%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the warrant or option holder.

Note 5- Property and Equipment

                                              6/30/01          12/31/00

       Equipment                             $573,809          $623,738
       Leasehold improvements               1,045,377         1,128,253
       Vehicles                                59,106            59,106
       Land                                   320,000           359,000
       Buildings                              359,000           320,000
       Furniture & fixtures                     6,404            15,104
                                           ----------        ----------
       Total property & equipment           2,363,696         2,505,201
       Less accumulated depreciation        (574,095)         (527,610)
                                           ----------        ----------
       Net property and equipment          $1,789,601        $1,977,591
                                           ==========        ==========

Note 6- Segments

The following is a summary of the Company's segment information:


                                            Six months        Six months      Three months     Three months
                                             6/30/01            6/30/00          6/30/01          6/30/00

Gross Sales
   Restaurants                              $1,098,550         $944,021          $394,740         $498,127
   Food processing                             384,329          121,691           194,708           34,371
                                            -----------      -----------       -----------      -----------
Total gross sales                           $1,482,879       $1,065,712          $589,448         $532,498
                                            ===========      ===========       ===========      ===========
Gross Profit
   Restaurants                                $130,878         $335,259           $37,083         $177,570
   Food processing                             161,256           10,952           152,273            2,890
                                            -----------      -----------       -----------      -----------
Total gross profit                            $292,134         $346,211          $189,356         $180,460
                                            ===========      ===========       ===========      ===========
Income (loss) from operations
   Restaurants                               ($109,807)         $34,116         ($108,338)        $103,854
   Food processing                            (344,067)        (363,541)         (241,174)        (177,442)
   Corporate                                  (253,947)        (522,425)         (105,132)        (439,193)
                                            -----------      -----------       -----------      -----------
Total from operations                        ($707,821)       ($851,850)        ($454,644)       ($512,781)
                                            ===========      ===========       ===========      ===========
Total Assets
   Restaurants                                $601,546       $1,195,015          $601,546       $1,195,015
   Food processing                             503,665        1,132,568           503,665        1,132,568
   Corporate                                   838,548          951,173           838,548          951,173
                                            -----------      -----------       -----------      -----------
Total assets                                $1,943,759       $3,278,756        $1,943,759       $3,278,756
                                            ===========      ===========       ===========      ===========
Depreciation & Amortization
   Restaurants                                 $42,728          $44,557           $19,414          $69,951
   Food processing                              63,849           11,741            23,716                0
   Corporate                                    21,383          268,662            11,957            1,087
                                            -----------      -----------       -----------      -----------
Total                                         $127,960         $324,960           $55,087          $71,038
                                            ===========      ===========       ===========      ===========
Interest
   Restaurants                                 $15,627          $53,988            $6,879           $3,043





   Food processing                               9,296            6,228             1,875                0
   Corporate                                    70,478          281,967            54,553            1,354
                                            -----------      -----------       -----------      -----------
Total                                          $95,401         $342,183           $63,307           $4,397
                                            ===========      ===========       ===========      ===========

Note 7- Related Party Transactions

During the quarter, an employee terminated his employment with the Company. The employee was also an officer of the Company. Pursuant to the employee's termination agreement, in consideration for the employee's giving back 350,000 shares of Company common stock held by the employee, the Company transferred Floridino's International Inc., the Company's franchisor, and some restaurant equipment to the employee. The book value of the transferred restaurant equipment was $0 and had been in storage. The transfer of the Company's franchiser entity resulted in a charge to its statement of operations of $32,000. In addition, the Company issued a non-interest bearing unsecured demand note to this employee for $27,000 as part of the termination agreement, which was repaid by the employee in August 2002.

Note 8- Restatement

Subsequent to the issuance of the 10QSB report for the quarter ended June 30, 2001, the Company became aware of facts not previously known to it that affect the presentation of its accounts receivables and accounts payable for the second quarter. Although the facts have not as yet been fully documented and determined, sufficient information is now known by management that such sales, receivables and payables should not have been recorded as such. Total shareholders' equity and net loss are not affected by the amendments made herein.

The Company intends to appoint a committee of independent directors, together with special counsel to the committee, to undertake an inquiry of the facts and circumstances relating to such gross sales, accounts receivables and accounts payables and the reasons for their recordation in the Form 10QSB which was originally filed on August 20, 2001.

In addition, certain administrative salaries had been included in cost of goods sold instead of being included in general and administrative expenses.

As a result of the foregoing, the Company has prepared this amendment to its Form 10QSB for the quarter ended June 30, 2001.

The following table sets forth the original account balances reported and the restated balances for the affected accounts.

                                                    As Reported      As Restated


      Accounts receivable                             $902,904          $33,913

      Accounts payable                              $1,735,327         $866,336
      Food and beverage sales                       $2,452,390       $1,482,879
      Cost of goods sold                            $2,402,245       $1,190,330
      General and administrative expenses             $757,551         $999,955

Note 9 - Subsequent Events

In September 2001, the Company began a private offering of its common stock, each unit consisting of one share of common stock and one warrant exercisable at $1.50 for one share of common stock expiring one year from the date of issuance. The offering was completed in the fourth quarter of fiscal year 2001 and the Company received proceeds of approximately $2.2 million and issued 1.1 million shares of common stock and 1.1 million warrants. The Company used the proceeds of the offering for general working capital and, along with other Company assets, to acquire a food service distribution entity in Bloomington, Indiana (Beasley).

In October 2001, the Company purchased certain assets, and a subsidiary of the Company, Momentum Food Services, Inc., purchased certain real estate of Asheville Packing, in North Carolina, for approximately $1.6 million. This acquisition was financed by an unrelated third party undertaking to pay to the selling parties the $1.6 million purchase price. In consideration for providing the financing, the third party received 800,000 shares of the Company. As an inducement to the selling parties accepting the financing of the $1.6 million purchase price, the subsidiary of the Company gave to them a mortgage on the acquired real estate. The recourse of the selling parties against the Company or Momentum in the event of non-payment of the financing is limited to the mortgaged real estate.

In October 2001, the Company sold its New York restaurant for $44,000 and the assumption of $292,000 in debt of the Company. The Company will retain the catering portion of the restaurant operation.

Effective December 31, 2001, through its wholly-owned foodservice subsidiaries, Syndicated Food Service Group, Inc. ("Food Service Group") and Syndicated Transportation Group, Inc. ("Transportation Group"), the Company effectuated an Agreement and Plan of Merger and Reorganization with Charles A. Beasley and Marjorie A. Beasley (the "Beasleys"), Beasley Food Service, Inc. ("Beasley Food") and Beasley Transportation, Inc. ("Beasley Transportation"). The Beasleys own 100% of the outstanding capital stock of Beasley Food and Beasley Transportation.

In January 2002, Syndicated Bloomington I LLC (the "Real Estate Group"), a wholly-owned subsidiary of the Company, acquired a parcel of land and a 67,000 square foot facility in Bloomington, Indiana for $3.5 million. The facility is used for the operations of the Food Service Group and the Transportation Group. In consideration for the real property, the Real Estate Group paid $1.5 million in cash and the balance was paid by the Real Estate Group's satisfaction of a mortgage and fixture filing for the benefit of Banc One, Indiana, N.A. which had a principal balance due and owing of approximately $2.0 million. Additionally, the Company also satisfied an outstanding credit facility of approximately $300,000 owed by Beasley. The Real Estate Group obtained funds for the payment of its obligations by securing a loan from Monroe County Bank which loan is secured by (i) a mortgage on the property of approximately $2.6 million, (ii) liens on the accounts receivables and inventory of the Company and (iii) a guaranty of payment by the Food Group, the Company Chairman and its Chief Executive Officer.

The aggregate purchase price for the transactions is $7.5 million, of which $2.3 million was paid in cash and the balance paid in a combination of long-term debt of approximately $1.26 million and 458,716 shares of Company restricted common stock valued at a negotiated amount of $2.0 million. In September 2001, International acquired a line of credit with a financial institution for $3.5 million which is to be used for acquisitions only. Of the cash portion of the purchase price, $1.5 million was paid by drawing down on the line of credit and the remaining amount paid from the Company's working capital.

Upon the effectiveness of the merger, in exchange for the shares of Beasley Transportation and Beasley Food, the Company (a) issued 458,716 shares of Issuer restricted common stock to the Beasleys, (b) issued a long term promissory note in the principal amount of approximately $1.266 million (the "Note") in favor of the Beasleys, and (c) paid $800,000 in cash to the Beasleys. The Note is secured by a Security Agreement underlying a pledge of 29 trucks owned by the Transportation Group. The shares are subject to certain transfer restrictions including a right of first refusal by the Company, and will be held in escrow pursuant to a Pledge and Escrow Agreement in the event of any misrepresentation or claim by the Company for indemnification. The Note may also be subject to set-off in the event of any claim for indemnification by the Company. The Food Group and the Transportation Group are the surviving entities.

In December 2001, Platinum Funding Corp. (the "Plaintiff") commenced a civil proceeding against the Company and its Chief Executive Officer, William Keeler, in the Superior Court of New Jersey Bergen County - Law Division. The complaint alleges that the Plaintiff factored receivables (owing from the Company) of an entity known as United Brands LLC in the amount of approximately $438,000 and relied upon representations of the Company and Mr. Keeler relating to the transactions at issue. Based upon the current knowledge of the Company, neither it nor any other party received the goods which are the subject of the civil proceeding. The Company has filed an answer to the complaint contesting the jurisdiction of the court to hear the matter and denying the allegations in the complaint. The proceeding is at preliminary stage, no discovery or deposition have been conducted.

Management's Discussion and Analysis of Financial Condition

Floridino's International Holdings Inc., (the "Company"), was organized in Florida in June 1997 for the purpose of engaging in any lawful act or activity in Florida.

The Company, through its wholly-owned subsidiaries, seeks to generate revenue through two business segments: (i) operating restaurants, and (ii) producing and selling Italian frozen food products, including frozen pizzas and calzones. Currently, the restaurant segment is comprised of the operation of one restaurant located in lower Manhattan. The restaurant is a take-out eatery mainly servicing the lunch hour demands of surrounding office buildings.

During the quarter, the Company has transferred Floridinos International Inc., the Company's manager of the franchising portion of the restaurant segment, to a former officer and shareholder. The frozen food processing segment produces calzones, pizzas and pazzo rolls for sale to restaurants, food service outlets, and institutional accounts, such as schools and prisons.

General Statement: Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following: Trends in the economy as a whole, which may affect consumer confidence and consumer demand for the types of food products sold by the Company; competitive pressures from domestic and foreign processors and distributors of Italian frozen foods and meat which may affect the nature and viability of the Company's business strategy; unpredictable changes in growing conditions inherent in agriculture; other agricultural risks, including those associated with pesticides, herbicides and disease control and crop protection efforts; the Company's ability to maintain and expand its distribution base; the Company's ability to maintain and improve its plants, equipment and technological systems; changes in the Company's customer base as a result of competition and/or consolidation of retail grocery chains; risks associated with governmental regulation and taxation, including the existence or effects of tariffs; availability and cost of labor employed; changes in industry capacity and production; the availability, costs and terms of financing, including the risk of rising interest rates; availability of trade credit and terms with vendors; the Company's use of financial leverage and the potential impact of such leverage on the Company's ability to execute its operating strategies; the ability to maintain gross profit margins; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific items; costs associated with the storage, shipping, handling and control of inventory; and potential adverse publicity for the food industry or certain of the Company's food products.

To the extent possible, the following discussion will highlight the relative activities of the Company's restaurant segment and frozen food segment. In the discussion, the amounts indicated have been rounded to the nearest thousand.

Segment Reporting Disclosures:

The Company's business operations are divided into two segments, restaurants (including franchising activities) and producing Italian frozen foods. The Company's business segments are based on business units that offer different products.

I. Consolidated Results of Operations

The Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern because of the significant losses that have been incurred in the last two fiscal years. Management's plan to address these concerns are described below.

The Company closed all of its restaurants except for Floridino's New York as of March 31, 2001. In addition, in March 2001, the Company combined its plant operations in Palm City, Florida with its plant in Lakeland, Florida, in order to achieve greater efficiencies for Italian style frozen foods processing. The institutional business done by the Palm City plant will be transferred to the Lakeland plant and no additional overhead costs are expected to result from the transfer.

The Company began a private offering of units in January 2001, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share for a period of one year from the date of issuance. As of June 30, 2001, no funds have been raised pursuant to the offering; however approximately $65,000 was raised subsequent to June 30, 2001, the proceeds of which were used for general working capital. There were nine accredited investors in the offering, each of whom were provided with, or otherwise had access to, information, including financial, concerning the Company.

Subsequent to the end of the second quarter of fiscal 2001, commencing in September 2001, the Company began another private offering of up to $2.5 million of its securities to accredited investors only. Between October and December 2001, the Company raised approximately $2.2 million through the sale of approximately 1.1 million shares of its common stock and warrants to purchase up to approximately 1.1 million shares of common stock at $1.50 per share for a period of one year from the date of issuance. There were 17 accredited investors in this offering, all of whom were provided with, or otherwise had access to, information, including financial, concerning the Company.

The Company is seeking additional financing from investment banks for the purpose of acquiring various food service distribution companies located in the central and southeastern United States. The management of the Company has performed due diligence audits of the prospective companies and has presented a business plan. The Company's current management has extensive experience in the food service distribution industry and intends to use this expertise in developing the expected synergies that would result from a combination of the prospective companies under one entity. In addition, the Company would introduce its current Italian frozen food line as a product line in these entities and thereby increasing the efficiency of the frozen foods plant.

Subsequent to the quarter ended June 30, 2001, the Company obtained a $3.5 million line of credit with a financial institution. The ability of the Company to secure additional financing for acquisitions cannot be assured at this time. The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty.

Comparison of operating results: (rounded to nearest thousandth)

Six months consolidated sales, gross profit, and net income:

During the period, the Company's consolidated gross sales were $1,462,000 compared to $1,040,000 generated for the same period last year, a 41% increase. Most of the increase in sales is attributed to the catering sales from its New York restaurant. The catering sales provide food and beverages to approximately 50 Barnes & Noble bookstores throughout Manhattan. Catering sales historically are high volume and have lower gross margins. The Company's gross margin on catering sales is 3%. Gross catering sales for the six-month period were approximately $722,000 compared to nominal catering sales in fiscal 2000.

Gross profits were $292,000 for the period as compared to $346,000 for the same period last year. Gross profits as a percent of gross sales decreased from 32% to 16%. The gross margin percentage on catering sales, which is included in the restaurant segment's sales, is 3%, and has caused the consolidated gross profit percentage to significantly decline.

General and administrative expenses for the period were $1,000,000 compared to $1,198,000 in the same period of 2000, a decrease of 17%. The decrease in general and administrative costs is generally attributed to the contraction of the restaurant segment. Because of fewer restaurants, managing costs, such as travel, maintenance and telephone, have decreased. Rent expense has decreased $173,000 from last year to this year. The rent on the closed and reconstructed stores was included in corporate rent expense last year.

After deducting general and administrative costs, the Company experienced a loss from operations of $708,000 as compared to a loss of $852,000 for the same period last year.

The Company had realized and unrealized trading gains from common stock investments totaling $114,000 during the period. The stock investments are accounted as "trading securities" as defined by SFAS No. 115, ACCOUNTING FOR DEBT AND EQUITY INSTRUMENTS, which recognizes the unrealized gains or losses from such investments as "Other income or expenses" in the statement of operations. At June 30, 2001, the market value of the common stock investments was $14,000. During the period, the Company sold some restaurant equipment with a book value of $94,000 for $145,000 and therefore, recognized a book gain on the sale of $51,000.

Interest expense of $96,000 decreased substantially from the same three month period last year of $342,000. Interest expense last year includes $250,000 of interest amortization of the beneficial conversion feature recognized when the convertible debentures were issued. The beneficial conversion feature was fully amortized in October 2000.

Net loss for the period was $629,000 compared to a loss of $662,000 for the same period last year. On a per share basis, loss per share remained unchanged at $0.09 per share.

Three months consolidated sales, gross profit, and net income:

During the period, the Company's consolidated gross sales were $589,000 compared to $522,000 generated for the same period last year, a 13% increase. Most of the increase in sales is attributed to the catering sales in the New York restaurant. The catering sales provide food and beverages to Barnes & Noble book stores in Manhattan. Catering sales historically are high volume and have lower gross margins. The Company's gross margin on catering sales is 3%. Gross catering sales for the three-month period were approximately $344,000 compared to no catering sales for the same quarter in fiscal 2000.

Gross profits were $189,000 for the period as compared to $180,000 for the same period last year. Gross profits as a percent of gross sales decreased from 34% to negative 32%, a decrease of 194%. The Company began to provide catering sales in late fiscal year 2000. The gross margin percentage on catering sales, which is included in the restaurant segment's sales, is 3% and has caused the consolidated gross profit percentage to decline.

General and administrative expenses for the period were $644,000 compared to $693,000 in the same period of 2000, a decrease of 7%. The decrease in general and administrative costs is generally attributed to the contraction of the restaurant segment. Because of fewer restaurants, managing costs, such as travel, maintenance, and telephone, have decreased.

After deducting general and administrative costs, the Company experienced a loss from operations of $455,000 as compared to a loss of $513,000 for the same period last year.

The Company had realized and unrealized trading gains from common stock investments totaling $61,000 during the period.

Interest expense decreased substantially during the three month period last year of $170,000 to $64,000 this quarter. Interest expense last year includes $125,000 of interest amortization of the beneficial conversion feature recognized when the convertible debentures were issued. The beneficial conversion feature was fully amortized in October 2000.

Net loss for the period was $464,000 compared to a loss of $327,000 for the same period last year. On a per share basis, loss per share increased to $0.07 per share, or 40%.

Six-month results for restaurant segment:

Gross sales of the segment increased to $1,099,000 for the period from $944,000 for the same period in 2000, or an increase of 16%. Most of the increase in sales is attributed to the catering sales in the New York restaurant. Gross profits decreased to $131,000 from $335,000, a decrease of 61%. Catering sales historically consist of high volume and low gross margins. The Company's gross margin on catering sales is 3%. Gross catering sales for the six-month period were approximately $722,000 compared to no catering sales in fiscal 2000.

Gross profits as a percentage of gross sales decreased to 12% from 36%. The segment supplies various Barnes & Noble outlets in New York City with sandwiches and beverages, in addition to operating a fast self-service Italian cafeteria style restaurant in lower Manhattan. The net margin for these sales is approximately 3%. Catering sales during the same period were $722,000, or almost half of the segment's gross sales.

Depreciation costs for the restaurant segment slightly decreased to $43,000 from $45,000. The decrease can be attributed to the closing of three restaurants. Fixed assets for the New York restaurants are approximately $602,000 and consist mainly of construction improvements made in the first half of fiscal year 1999.

The restaurant segment lost $110,000 for the six-month period as compared with a gain of $34,000 in the same period last year, a decrease of 224%.

The Company has no plans to open additional restaurants or are there any plans for capital expenditures to be made on behalf of the restaurant segment in the coming fiscal year.

Three-month results for restaurant segment:

Gross sales of the segment decreased to $395,000 for the period from $498,000 for the same period in 2000, or a decrease of 21%. Most of the increase in sales is attributed to the catering sales in the New York restaurant. Gross profits decreased to $37,000 from $178,000, or 79%. Most of the increase in sales is attributed to the catering sales in the New York restaurant. Catering sales historically are high volume and have lower gross margins. The Company's gross margin on catering sales is 3%. Gross catering sales for the three-month period were approximately $344,000 compared to no catering sales for the same quarter in fiscal 2000.

Gross profits as a percentage of gross sales decreased to 9% from 36%. The segment supplies various Barnes & Noble outlets in New York City with sandwiches and beverages, in addition to operating a fast self-service Italian cafeteria style restaurant in lower Manhattan. The average gross margin for these sales is approximately 3%. Catering sales in the period were $378,000, or almost half of the segment's gross sales.

Depreciation costs for the restaurant segment decreased to $19,000 from $70,000. The decrease can be attributed to the closing of three unprofitable restaurants and the sale of the restaurant equipment during the last year.

The restaurant segment lost $109,000 for the quarter as compared with a gain of $104,000 in the same period last year, a decrease of 205%.

Six-month results for frozen foods processing:

The segment generated sales of $384,000 for the period as compared to $122,000 last year, an increase of 216%. The frozen food processing segment effectively began its operations in early fiscal year 2000 and the balance of fiscal year 2000 was a growth period. Management feels that the market for the segment, schools and other institutions has reached its peak levels in early fiscal 2001, which accounts for the significant increase in gross sales.

The segment's gross profits as a percent of gross sales rose to 42% as compared 9% during the same period last year. The rise in the gross profit percentage is a result of the increase of excess plant efficiency by combining the former Triton plant operation with the Lakeland plant. The combination effectively eliminated the overhead cost of the Triton plant, however, maintained the same volume of sales. The Company's major customer is the Miami school district. Management expects the demand for its frozen foods to increase in the fourth quarter of fiscal 2001.

The frozen food processing segment showed a loss for the period of $344,000 as compared to a loss of $364,000 for the same period last year.

Management intends to generate sales for frozen Italian food products by purchasing strategically situated private food service distribution companies within the United States that have an established customer base but do not currently offer an Italian foods product line. If the acquisitions are accomplished, management intends to introduce its Italian frozen food products to these newly acquired subsidiaries for sale to its current customer base. This would enable the Company to expand its frozen food product sales more quickly, as opposed to a slow growth of a customer base. However, management cannot estimate the amount of sales of Italian frozen food products that could be achieved by these acquisition plans, nor can it assure that it would be successful in obtaining funding for this plan.

Management expects to purchase food service distribution entities by offering cash and shares in the Company. In order to fund its planned acquisition, management has entered into negotiations with an investment banker. Towards this end, management has performed due diligence audits of various food service companies located in the United States and has presented a business plan. The business model presented assumes the purchase of these entities and the resulting synergies that could be achieved. Examples of such synergies are efficient use of plant capacities, transportation synergies, increased sales, and reduced product costs.

At the date of this report, no agreement has been entered into that would provide the necessary financing for the acquisition plans, nor can it be assured that such financing would be forthcoming.

Three-month results for frozen foods processing:

The segment generated sales of $195,000 for the period as compared to $34,000 last year, an increase of 216%. The frozen food processing segment effectively began its operations in early fiscal year 2000 and the remainder of the year was a growth period. Management feels that the market for the segment, schools and other institutions has reached its peak levels in early fiscal 2001, which accounts for the significant increase in gross sales.

The segment's gross profits as a percent of gross sales rose to 87% as compared 8% last year. The rise in the gross profit percentage is a result of the increase of excess plant efficiency by combining the former Triton plant operation with the Lakeland plant. The combination effectively eliminated the overhead cost of the Triton plant, however, maintained the same volume of sales. The Company's major customer is the Miami school district. Management expects the demand for its frozen foods to increase in the fourth quarter of fiscal 2001.

The frozen food processing segment showed a loss for the period of $241,000 as compared to a loss of $177,000 for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At June 30, 2001, the Company had a working capital deficit of $2,884,000 as compared to a working capital deficit of $2,187,000 at December 31,2000, or an increase in the deficit of $697,000, which can be mostly attributed to the operating loss incurred for the last six months.

On a consolidated basis, cash on hand was $6,000 as compared with $34,000 at December 31, 2000. During the period, operations used cash of $124,000. The Company sold plant equipment for $145,000 during the period and spent $7,000 on leasehold improvements for the New York restaurant. During the period, the chairman and majority shareholder advanced the Company $45,000 and an unrelated party advanced the Company $25,000. Both advances are unsecured and at no stated interest. During the second quarter, the Company paid the balance due on five equipment leases. The total amount paid to settle the open leases was approximately $98,000.

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

Total assets at June 30, 2001 increased to $2,813,000 from $2,518,000 at December 31, 2000.

The Company's total stockholders' deficit was $1,753,000 at June 30, 2001, compared to $1,124,000 at December 31, 2000, as a result of net losses of $629,000 incurred during the period.

During the coming fiscal year, the Company projects no significant additional expenditures in connection with any of the Company's restaurant or frozen food activities. However, if management is successful in achieving the financing needed to implement its acquisition plans, capital expenditures planned would be significant.

Subsequent Events.

The Company completed a private offering of its common stock by December 2001. The Company issued approximately 1.1 million shares of common stock and warrants to purchase up to 1.1 million shares at $1.50 per share, expiring between September and December 2002. The amount of funds raised by this private offering was $2.2 million, the proceeds of which were used to acquire a food service distribution entity during the fourth quarter of fiscal year 2001 and for general working capital.

PART II - OTHER INFORMATION.

1. Legal Proceedings.

See Note 9 to Notes to Financial Statements

2. Changes in Securities and Use of Proceeds.

See Note 9 to Notes to Financial Statements

3. Defaults upon Senior Securities.

   None

4. Submission of Matters to a Vote of Security Holders.

   None

5. Other Information.

6. Exhibits and Reports on Form 8-K.

   None.

                                   SIGNATURES



                                   /s/ William C. Keeler
                                   -----------------------------
                                   William C. Keeler,
                                   Chief Executive Officer