Form 10QSB/A
period 2001-09-30
SYNDICATED FOOD SERVICE INTERNATIONAL INC
filed 2002-03-22
CIK 1044434

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
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

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

Yes  |X|                      No  |_|

As of September 30, 2001, there were 8,226,543 of shares of the Registrant's common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

                     Floridino's International Holdings Inc.
                      Restated Consolidated Balance Sheets
                 As of September 30, 2001 and December 31, 2000

                                                                                         Unaudited
ASSETS                                                                                    9/30/01        12/31/00
                                                                                        -----------     ----------

  Current assets:
     Cash                                                                                    $1,631        $34,081
     Accounts receivable (net of allowance for bad debt of $9,990 at
       9/30/01 and $941 at 12/31/00)                                                         10,720         75,583
     Prepaid expenses                                                                         5,685         44,332
     Investment in marketable securities                                                        301        266,402
     Inventory                                                                               36,179         84,813
                                                                                        -----------     ----------
         Total Current Assets                                                                54,516        505,211

  Property and equipment (net of accumulated depreciation of
       $648,467 at 9/30/01 and $527,610 at 12/31/00)                                      1,732,838      1,977,591
  Notes receivable                                                                           30,168              0
  Deferred charges (net of accumulated amortization of $19,159)                             463,114              0
  Other assets                                                                               19,415         35,440
                                                                                        -----------     ----------
Total Assets                                                                             $2,300,051     $2,518,242
                                                                                        ===========     ==========

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Bank overdrafts                                                                         66,199         75,460
     Accounts payable                                                                      $738,092       $859,968
     Accrued expenses                                                                       350,716        154,878
     Accrued interest payable                                                                88,774         71,838
     Convertible debentures payable                                                               0        750,000
     Advance payable                                                                        357,469              0
     Capital leases payable (current portion)                                                39,349         45,696
     Notes and mortgages payable (current portion)                                          519,089        733,995
                                                                                        -----------     ----------
         Total Current Liabilities                                                        2,159,688      2,691,835

    Long term debt:
      Capital leases payable                                                                 31,671        133,584
      Notes and mortgages payable                                                           828,518        817,006
                                                                                        -----------     ----------
         Total Long Term Liabilities                                                        860,189        950,590


  Shareholders' Equity:
     Common stock, $.001 par value; authorized 25,000,000 shares issued and outstanding, 8,111,500 at 9/30/01 and 7,245,000
       at 12/31/00)                                                                          $8,112         $7,245
     Additional paid in capital                                                           5,027,635      3,584,026
     Accumulated deficit                                                                (5,755,573)    (4,715,454)
                                                                                        -----------     ----------
           Total shareholders' equity (deficit)                                           (719,826)    (1,124,183)
                                                                                        -----------     ----------

Total Liabilities & Shareholders' Equity (Deficit)                                       $2,300,051     $2,518,242
                                                                                        ===========     ==========


PLEASE SEE THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                     Floridino's International Holdings Inc.
                 Restated Consolidated Statements of Operations
  For the Nine and Three Months Ended September 30, 2001 and September 30, 2000
                                  (Unaudited)

                                                           Nine Months    Nine Months    Three months     Three months
                                                            9/30/01         9/30/00         9/30/01         9/30/00
                                                          ------------   ------------    ------------     ------------

     Revenues:
         Food and beverage sales                            $2,265,335     $2,062,991        $803,547       $1,022,717
         Franchise fees & royalties                             21,091         35,033               0            9,595
                                                          ------------   ------------    ------------     ------------

     Total gross sales                                       2,286,426      2,098,024         803,547        1,032,312

     Less cost of goods sold                               (1,944,764)    (1,582,405)       (754,019)        (862,904)
                                                          ------------   ------------    ------------     ------------

     Gross profit                                              341,662        515,619          49,528          169,408

     Operating expenses:
         General and administrative expenses               (1,425,953)    (1,664,385)       (425,998)        (466,324)
                                                          ------------   ------------    ------------     ------------

     Net loss from operations                              (1,084,291)    (1,148,766)       (376,470)        (296,916)

     Other income (expense):
         Gain (loss) on short term investments                 111,523        586,962         (2,296)         (35,689)
         Rental income                                           9,173              0               0                0
         Gain (loss) on sale of assets                          51,132       (90,236)               0                0
         Interest expense                                    (127,656)      (544,637)        (32,255)        (202,454)
                                                          ------------   ------------    ------------     ------------

     Net loss before tax provision                         (1,040,119)    (1,196,677)       (411,021)        (535,059)

     Income tax provision                                            0              0               0                0
                                                          ------------   ------------    ------------     ------------

     Net loss                                             ($1,040,119)   ($1,196,677)      ($411,021)       ($535,059)
                                                          ============   ============    ============     ============

     Net loss per common share:
     Basic & fully diluted                                     ($0.14)        ($0.16)         ($0.05)          ($0.07)

     Weighted average of common shares:
     Basic & fully diluted                                   7,439,744      7,298,700       7,923,433        7,245,000


     PLEASE SEE THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                     Floridino's International Holdings Inc.
                 Restated Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 2001 and September 30, 2000
                                   (Unaudited)

                                                                                         9/30/01         9/30/00
                                                                                        -----------     ----------
Operating Activities:
  Net loss                                                                             ($1,040,119)    ($1,196,677)
  Adjustments to reconcile net loss to net cash used by operations:
       Depreciation & amortization                                                          221,491         523,488
       Unrealized gain on short term investment                                                (30)          19,852
       (Gain) loss on sale of assets                                                       (51,132)          90,236
       Compensation expense                                                                  51,203               0
       Bad debt expense                                                                      39,961               0
Changes in other operating assets and liabilities:
     Accounts receivable                                                                     24,902               0
     Note receivable                                                                       (30,168)               0
     Prepaid expenses                                                                        38,647        (85,289)
     Inventory                                                                               48,634        (48,747)
     Short term investments                                                                 266,131         383,754
     Other assets                                                                            16,025           7,014
     Accounts payable and accrued expenses                                                   73,962         139,366
     Bank overdrafts                                                                        (9,261)         237,266
     Accrued interest payable                                                                16,936               0
                                                                                         ----------      ----------
Net cash used by operations                                                               (332,818)          70,263

Investing Activities:
     Purchase of property and equipment                                                    (24,130)       (342,649)
     Sale of property and equipment                                                         144,683         409,764
                                                                                         ----------      ----------
Net cash provided by (used by) investing activities                                         120,553          67,115

Financing Activities:
     Cash proceeds from issuance of common stock                                                  0          20,233
     Issuance of common stock                                                                65,000               0
     Stock subscriptions received                                                            96,000               0
     Payment of bank loan                                                                         0       (159,112)
     Advances received                                                                      357,469               0
     Payment of capital leases                                                            (108,260)        (26,008)
     Payment of debt                                                                      (230,394)       (213,356)
                                                                                         ----------      ----------
Net cash provided by financing activities                                                   179,815       (378,243)
                                                                                         ----------      ----------

Net increase (decrease) in cash during the period                                          (32,451)       (240,865)

Cash balance at beginning of the period                                                      34,081         359,449
                                                                                         ----------      ----------

Cash balance at end of the period                                                            $1,630        $118,584
                                                                                         ==========      ==========

Supplemental disclosures of cash flow information:
     Interest paid during the period                                                       $200,075         $42,433
     Income taxes paid during the period                                                         $0              $0

PLEASE SEE THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                     Floridino's International Holdings Inc.
        Restated Consolidated Statement of Changes in Shareholder Equity
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)

                                                 COMMON         COMMON       PAID IN       ACCUMULATED
                                                 SHARES         AMOUNT       CAPITAL         DEFICIT           TOTAL

Balance at January 1, 2001                      7,245,000        $7,245     $3,584,026     ($4,715,454)     ($1,124,183)

Return of common stock by officer               (350,000)         (350)            350                                 0

Return of common stock by Triton officers        (50,000)          (50)             50                                 0

Return of common stock by consultants           (100,000)         (100)            100                                 0

Issuance of common stock                           32,500            33         64,967                            65,000

Conversion of debentures to equity              1,302,000         1,302        748,698                           750,000

Stock issued to officers                           25,000            25         24,975                            25,000

Stock issued to consultants                         7,000             7         10,493                            10,500

Stock subscriptions received                                                    96,000                            96,000

Warrants issued to consultants                                                 497,976                           497,976

Net loss during the period                                                                  (1,040,119)      (1,040,119)
                                            -------------    ----------   ------------    ------------    -------------

Balance at September 30, 2001                   8,111,500        $8,112     $5,027,635     ($5,755,573)       ($719,826)
                                            =============    ==========   ============    ============    =============





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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for these nine months ending September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ending December 31, 2000 of Floridino's International Holdings, Inc. and its subsidiaries (the "Company").

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

NOTE 2- EARNINGS PER SHARE

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. Diluted earnings per share include the effects of any outstanding financial instruments that may be converted into common stock. SFAS No. 128 provides guidance to calculate the equivalent number of common shares that would be likely issued in the event the holder would elect to convert the financial instrument into common shares. As per SFAS No. 128, there were no common stock equivalents at September 30, 2001.

NOTE 3- INVENTORY

Inventories are stated at the lower of cost (determined on a last-in, first-out basis) or market and consist of the following:

                                                     9/30/01        12/31/00

              Raw Materials                             $5,687        $32,784
              Finished Product                          30,492         52,029
                                                   -----------     ----------
              Total                                    $36,179        $84,813
                                                   ===========     ==========

NOTE 4- STOCK WARRANTS AND OPTIONS

As part of its compensation to a consultant, the Company granted stock options at the fair market value on the date of grant. Currently, the Company has no formal stock option plan. In January and February 2001, as part of a private offering of its common stock and warrants, the Company issued warrants to purchase 32,500 shares of common stock at $1.50 per share, which expired one year from the date of issuance. In addition, a consultant received warrants to purchase 25,000 shares of common stock at $2 per share expiring in September 2006. In addition, a consultant received warrants to purchase 2,500,000 shares of common stock at $1 per share expiring in September 2003. A summary of changes in outstanding stock options is as follows:

                                                                                   Wht'd Avg            Wht'd Avg
                                                                                   Exercise              Years to
                                                                    Amount         Price               Expiration
     Outstanding at January 1, 2000                                       0

     Granted                                                         40,000         $4.125                  4.47
     Cancelled                                                            0
     Exercised                                                            0
                                                                  ---------

     Outstanding at December 31, 2000                                40,000
                                                                  =========
     Granted                                                      2,557,500         $1.010                  1.93
     Cancelled                                                            0
     Exercised                                                            0
                                                                  ---------

     Outstanding at September 30, 2001                            2,597,500         $1.064                  1.97
                                                                  =========

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

NOTE 5- PROPERTY AND EQUIPMENT

                                                   9/30/01           12/31/00

           Equipment                               $574,040           $623,738
           Leasehold improvements                 1,062,755          1,128,253
           Vehicles                                  59,106             59,106
           Buildings                                359,000            359,000
           Land                                     320,000            320,000
           Furniture & fixtures                       6,404             15,104
                                                -----------         ----------

           Total property & equipment             2,381,305          2,505,201

           Less accumulated depreciation          (648,467)          (527,610)
                                                -----------         ----------

           Net property and equipment            $1,732,838         $1,977,591
                                                ===========         ==========

NOTE 6- SEGMENTS

The following is a summary of the Company's segment information:


                                                Nine Months          Nine Months        Three months       Three months
                                                  9/30/01              9/30/00            9/30/01             9/30/00
Gross Sales
   Restaurants                                     $1,773,121         $1,808,228            $674,571           $864,207
   Food processing                                    513,305            289,796             128,976            168,105
                                                -------------      -------------       -------------      -------------
Total gross sales                                  $2,286,426         $2,098,024            $803,547         $1,032,312
                                                =============      =============       =============      =============
Gross Profit
   Restaurants                                       $162,069           $497,877             $31,191           $162,618
   Food processing                                    179,593             17,742              18,337              6,790
                                                -------------      -------------       -------------      -------------
Total gross profit                                   $341,662           $515,619             $49,528           $169,408
                                                =============      =============       =============      =============

Income (loss) from operations
   Restaurants                                     ($299,048)           $114,995          ($189,241)            $80,879
   Food processing                                  (418,597)          (512,931)           (224,730)          (149,390)
   Corporate                                        (366,546)          (750,830)              37,401          (228,405)
                                                -------------      -------------       -------------      -------------
Total from operations                            ($1,084,191)       ($1,148,766)          ($376,570)         ($296,916)
                                                =============      =============       =============      =============
Total Assets
   Restaurants                                       $572,715         $1,195,224
   Food processing                                    484,050          1,143,732
   Corporate                                        1,243,286            685,644
                                                -------------      -------------
Total assets                                       $2,300,051         $3,024,600
                                                =============      =============

Depreciation & Amortization

   Restaurants                                        $71,348            $83,102             $28,620            $38,545
   Food processing                                     95,049             33,158              31,200             21,417
   Corporate                                           55,094             15,953              33,711              2,307
                                                -------------      -------------       -------------      -------------
Total                                                $221,491           $132,213             $93,531            $62,269
                                                =============      =============       =============      =============
Interest
   Restaurants                                        $28,149            $76,878             $12,522            $22,890
   Food processing                                      9,462             14,091                 166              7,863
   Corporate                                           90,045            453,668              19,567            171,701
                                                -------------      -------------       -------------      -------------
Total                                                $127,656           $544,637             $32,255           $202,454
                                                =============      =============       =============      =============


NOTE 7- CONVERSION OF DEBENTURES

During the quarter, the holders of the convertible debentures elected to convert the debt to common stock. As a result, the Company retired $750,000 of the convertible debt and issued 1,302,000 shares of common stock.

NOTE 8- ACQUISITION OF CREDIT FACILITY

In September 2001, the Company acquired a line of credit with a financial institution for $3.5 million. Under the terms of the agreement, the Company received the line of credit for acquisition purposes only. The interest rate on the line of credit is 10% and the credit line matures in September 2003. Currently, interest is payable on a quarterly basis and principal is payable on or before the maturity date. In consideration for the line of credit, the Company issued 2.5 million warrants exercisable at $1 expiring in September 2003 to the financing institution.

As  a  result,   the  Company  has  recorded  a  deferred  charge  of  $482,273.
Amortization of the deferred charge is based upon the straight-line basis over the term of the line of credit.

NOTE 9-INCOME TAXES


Provision for income taxes is comprised of the following at 9/30/01 and 9/30/00:


                                                      9/30/01         9/30/00

Net loss before provision for income taxes          ($1,040,119)    ($1,196,677)
                                                    ============    ============

Current tax expense:

Federal                                                       $0              $0
State                                                          0               0
                                                    ------------    ------------
Total                                                         $0              $0

Less deferred tax benefit:

Federal loss carry-forward                             (724,590)       (385,095)
Allowance for recoverability                             724,590         385,095
                                                    ------------    ------------
Provision for income taxes                                    $0              $0
                                                    ============    ============

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


Statutory U.S. federal rate                                            34%             34%
Statutory state and local income tax                                    4%              4%
Less allowance for tax recoverability                                 -34%            -34%
                                                               -----------      ----------
Effective rate                                                          4%              4%
                                                               ===========      ==========

Deferred income taxes are comprised of the following:


Federal loss carry-forward                                      ($724,590)      ($385,095)
Allowance for recoverability                                       724,590         385,095
                                                               -----------      ----------
Deferred tax benefit                                                    $0              $0
                                                               ===========      ==========

NOTE 10- RESTATEMENT

Subsequent to the issuance of the 10QSB report for the quarter ended September 30, 2001, the Company became aware of facts not previously known to it that affect the presentation of its accounts receivables and accounts payable for the second quarter. Although the facts have not as yet been fully documented and determined, sufficient information is now known by management that such sales, receivables and payables should not have been recorded as such. Total shareholders' equity and net loss are not affected by the amendments made herein.

The Company intends to appoint a committee of independent directors, together with special counsel to the committee, to undertake an inquiry of the facts and circumstances relating to such gross sales, accounts receivables and accounts payables and the reasons for their recordation in the Form 10QSB which was originally filed on November 20, 2001.

In addition, certain administrative salaries had been included in cost of goods sold instead of being included in general and administrative expenses.

As a result of the foregoing, the Company has prepared this amendment to its Form 10QSB for the quarter ended September 30, 2001.

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

NOTE 11- PRIVATE FINANCINGS

In September 2001, the Company began a private offering of its common stock, each unit consisting of one share of common stock and one warrant exercisable at $1.50 for one share of common stock expiring one year from the date of issuance. The offering was completed in the fourth quarter of fiscal year 2001 and the Company received proceeds of approximately $2.2 million dollars and issued 1.1 million shares of common stock and 1.1 million warrants. The Company used the proceeds of the offering for general working capital and, along with other Company assets, to acquire a food service distribution entity in Bloomington, Indiana (Beasley).

NOTE 12- SUBSEQUENT EVENTS

In October 2001, the Company sold the New York restaurant for $44,000 and the assumption of $292,000 in debt. Under the terms of the agreement, the Company will retain the catering portion of the restaurant operation and will transfer the restaurant operations at 23rd street in lower Manhattan.

In October 2001, the Company entered into an agreement to purchase a food service company and a related transportation company located in the Midwest. The first phase of the acquisition through a merger of these two companies with a wholly owned subsidiary of the Company occurred in November 2001.

In October 2001, the Company purchased certain assets and a subsidiary of the Company, Momentum Food Services, Inc., purchased certain real estate of Asheville Packing, in Asheville, North Carolina, for approximately $1.6 million. This acquisition was financed by an unrelated third party undertaking to pay to the selling parties the $1.6 million purchase price. In consideration for providing the financing, the third party received 800,000 shares of the Company. As an inducement to the selling parties accepting the financing of the $1.6 million purchase price, the subsidiary of the Company gave to them a mortgage on the acquired real estate. The recourse of the selling parties against the Company or Momentum in the event of non-payment of the financing is limited to the mortgaged real estate.

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

The aggregate purchase price for the transactions is $7.5 million, of which $2.3 million was paid in cash and the balance paid in a combination of long-term debt of approximately $1.26 million and 458,716 shares of Company restricted common stock valued at a negotiated amount of $2.0 million. In September 2001, International acquired a line of credit with a financial institution for $3.5 million, which is to be used for acquisitions only. Of the cash portion of the purchase price, $1.5 million was paid by drawing down on the line of credit and the remaining amount paid from the Company's working capital.

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

In December 2001, Platinum Funding Corp. (the "Plaintiff") commenced a civil proceeding against the Company and its Chief Executive Officer, William Keeler, in the Superior Court of New Jersey Bergen County - Law Division. The complaint alleges that the Plaintiff factored receivables (owing from the Company) of an entity known as United Brands LLC in the amount of approximately $438,000 and relied upon representations of the Company and Mr. Keeler relating to the transactions at issue. Based upon the current knowledge of the Company, neither it nor any other party received the goods, which are the subject of the civil proceeding. The Company has filed an answer to the complaint contesting the jurisdiction of the court to hear the matter and denying the allegations in the complaint. This lawsuit relates in part to the gross sales, accounts receivables and accounts payables that are the subject matter of the restatement described in Note 8 to the Notes to the Financial Statements.

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

I. CONSOLIDATED RESULTS OF OPERATIONS

The Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern because of the significant losses that have been incurred in the last two fiscal years. Management's plan to address these concerns is described below.

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

The Company began a private offering of units in January 2001, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at $1.50 per share for a period of one year from the date of issuance. During the third quarter ended September 30, 2001, approximately $65,000 was raised, the proceeds of which were used for general working capital. There were nine accredited investors in the offering, each of whom were provided with, or otherwise had access to, information, including financial, concerning the Company.

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

The Company is seeking additional financing from investment banks for the purpose of acquiring various food service distribution companies located in the central and southeastern United States. The management of the Company has performed due diligence audits of the prospective companies and has presented a business plan. The Company's current management has extensive experience in the food service distribution industry and intends to use this expertise in developing the expected synergies that would result from a combination of the prospective companies less than one entity. In addition, the Company would introduce its current Italian frozen food line as a product line in these entities and thereby increasing the efficiency of the frozen foods plant.

In September 2001, the Company obtained a $3.5 million line of credit with a financial institution. Under the terms of the agreement, the line of credit is to be used for acquisition purposes only. The interest rate on the line of credit is 10% per annum payable quarterly maturing in September 2003. In consideration for obtaining the line of credit, the Company issued warrants for 2, 500,000 shares of common stock warrants exercisable at $1.00 per share until September 2003. The first draw down on the line of credit was for $1.5 million to be used for the purchase of a food service company and a related transportation company located in the Mid-west with annual revenues in excess of $18.0 million. The first phase of the acquisition through a merger of these two companies with a wholly owned subsidiary of the Company occurred as of December 31, 2001. The $1,500,000 from the credit line will be used to purchase real property from the shareholders of these two companies by the end of the current fiscal year. The ability of the Company to secure additional financing for acquisitions cannot be assured at this time. The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty.

COMPARISON OF OPERATING RESULTS (ROUNDED TO THE NEAREST THOUSANDTH):

NINE MONTHS CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

During the period, the Company's consolidated gross sales were $2,286,000 compared to $2,098,000 generated for the same period in fiscal 2000, a 9% increase. Gross profits were $341,000 for the period as compared to $516,000 for the same period in fiscal 2000. Gross profits as a percent of gross sales decreased from 25% to about 15%. The closing of the restaurants, which historically had a higher gross profit percentage, and the emphasis on Italian food production, which have a lower gross margin, contributed to the decrease. In addition, catering sales of the New York restaurant has increased in relation to regular sales. At September 30, 2001, gross catering sales comprised approximately 40% of gross restaurant sales. The gross margin percentage on catering sales is 3%. This fact has also contributed to the decrease in the consolidated gross profit percentage.

General and administrative expenses for the period were $1,426,000 compared to $1,664,000 in the same period of 2000, a decrease of 14%. The decrease in general and administrative costs is generally attributed to the contraction of the restaurant segment in addition to management's efforts to streamline corporate operations. Corporate overhead decreased from $751,000 in the nine-month period to $337,000 in the same period in fiscal 2000 as a result of management's efforts.

Deducting general and administrative costs, the Company experienced a loss from operations of $1,084,000 as compared to a loss of $1,149,000 for the same period in fiscal 2000, or a decrease of approximately 6%.

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

Interest expense has decreased substantially from the same period in fiscal 2000 from $545,000 to $128,000 or a decrease of 77%. Interest expense in the same period in fiscal 2000 includes approximately $375,000 of the amortization of the beneficial conversion feature associated with the convertible debentures issued in October 1999. The beneficial conversion feature was fully amortized in October 2000.

Net loss for the period was $1,040,000 compared to a loss of $1,197,000 for the same period in fiscal 2000. On a per share basis, loss per share decreased from $0.16 at September 30, 2000 to $0.14 at September 30, 2001.

THREE MONTHS CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

During the period, the Company's consolidated gross sales were $804,000 compared to $1,032,000 generated for the same period in fiscal 2000, a 22% decrease. Gross profits were $60,000 for the period as compared to $169,000 for the same period in fiscal 2000, a 65% decrease. Gross profits as a percent of gross sales decreased from 16% to 6%. The closing of the restaurants, which historically had a higher gross profit percentage, and the emphasis on Italian food production served to decrease the percentage. In addition, catering sales have increased in the restaurant segment as opposed to the traditional restaurant sales. The gross margin percentage on catering sales is 3% as opposed to an historical 25%.

General and administrative expenses for the period were $326,000 compared to $466,000 in the same period in fiscal 2000, a decrease of 14%. The decrease in general and administrative costs is primarily attributed to the contraction of the restaurant segment. Because of fewer restaurants, managing costs such as travel, maintenance, telephone and related expenses have decreased.

After deducting general and administrative costs, the Company experienced a loss from operations of $376,000 as compared to a loss of $297,000 for the same period in fiscal 2000.

Interest expense decreased substantially from the period 2000 from $202,000 to $32,000 in the same period of 2001. Interest expense in the third quarter of 2000 includes $195,000 of interest amortization of the beneficial conversion feature recognized when the convertible debentures were issued. The beneficial conversion feature was fully amortized in October 2000.

Net loss for the period was $411,000 compared to a loss of $535,000 for the same period in fiscal 2000. On a per share basis, loss per share decreased to $0.05 per share in the quarter ended September 30, 2001 from $0.07 per share for the same quarter in fiscal 2000.

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

In October 2001, the Company sold the assets of the restaurant in New York City for $44,000 and the assumption of $292,000 in debt. However, the Company will continue its catering operations. Management expects that the catering operations to operate profitably immediately since traditional fixed overhead costs associated with a restaurant are immaterial and most of the costs associated with catering are variable. The gross margin expected on the sales is 3%.

THREE-MONTH RESULTS FOR THE RESTAURANT SEGMENT:

Gross sales of the segment decreased to $675,000 for the period from $864,000 for the same period in fiscal 2000, or a decrease of 22%. Gross profits decreased to $31,000 from $163,000, or 81%. Gross profits as a percentage of gross sales decreased to 5% from 19%. The Company began providing catering sales in late fiscal year 2000, which, in fact, now comprise most of the segment's gross sales. The gross margin percentage on catering sales is 3% and has caused the gross profit percentage to significantly decline. The traditional restaurants, most of which were closed, provided a 25% gross profit percentage on average.

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

NINE-MONTH RESULTS FOR FROZEN FOODS PROCESSING:

The segment generated sales of $513,000 for the period as compared to $290,000 in fiscal 2000, an increase of 77%. Gross profits as a percent of gross sales were 35% as compared 6% in the same period in fiscal 2000 as a result of management's efforts to streamline plant operations and increase economies of scale. In October, the Company moved the segment's operations to Asheville, North Carolina in order to achieve greater efficiencies in plant operations. Management expects to reduce segment overhead by combining unused plant capacities in Lakeland and Asheville. Management expects the gross profit percentage to significantly increase as a result of the relocation within the coming four quarters.

The frozen food processing segment showed a loss for the period of $419,000 as compared to $513,000 for the same period fiscal 2000. Management expects that its relocation of the segment to Asheville will enable the segment to operate more efficiently. In addition, management expects that the relocation will expand the segment's pool of potential institutional clients for its products, however no assurance can be given that the segment will achieve profitability within the coming fiscal year at this time.

In October 2001, the Company through a wholly owned subsidiary, acquired certain assets, including real property, of a food service company located in Asheville, North Carolina and at the end of December 2001, moved the operations of its Lakeland plant to that facility. In November 2001, the Company through a merger between a wholly owned subsidiary and a holding company acquired a food service company and related transportation company located in the Mid-west which have annual revenues in excess of $20,000,000. Real estate owned by the shareholders of these companies will also be acquired in the fourth quarter of fiscal 2001. It is management's intention to introduce its Italian frozen food products to these newly acquired subsidiaries for sale to its current customer base. This is expected to enable the Company to expand its frozen food product sales quickly as opposed to a slow growth of a customer base. Management cannot estimate at this time the amount of sales of Italian frozen food products that may be achieved as a result of these new acquisitions.

THREE-MONTH RESULTS FOR FROZEN FOODS PROCESSING:

The frozen food segment generated sales of $129,000 for the period as compared to $168,000 in fiscal 2000, a decrease of 23%. The segment's gross profits as a percent of gross sales were 14% as compared 4% in fiscal 2000. Management expects gross sales for the segment to increase as a result of the move to Asheville. Management plans to utilize the existing sales force of the Asheville food service operations to increase the gross sales of this segment.

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

DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had a working capital deficit of $2,075,000 as compared to a working capital deficit of $2,187,000 at December 31, 2000. See the following for a discussion of the changes in cash for the nine month period ended September 30, 2001.

On a consolidated basis, cash on hand was $2,000 as compared with $34,000 at December 31, 2000. During the period ended September 30, 2001, the Company's operations used cash of $333,000. The Company sold plant equipment for $145,000 during the nine-month period and spent $24,000 on leasehold improvements.

During the nine-month period, the Chairman and major shareholder of the Company and other unrelated parties advanced the Company $358,000. The advances are unsecured and at no stated interest. During the third quarter, the Company paid the balance due on five equipment leases or, $108,000 and paid $230,000 of debt.

The Company received proceeds of $65,000 and issued 32,500 shares of common stock during the nine-months ended September 30, 2001. In addition, the Company received $96,000 of subscriptions to 48,000 shares of common stock in an offering beginning on September 30, 2001. During October, the Company received an additional $1.6 million for 800,000 units towards this offering.


The Company's total stockholders' deficit decreased from $1,124,000 at December 31, 2000 to a deficit of $690,000 at September 30, 2001. The decrease in the deficit is the result of a loss from operations of $1,010,000 from operations. In addition, the holders of the convertible debentures exercised their conversion rights and were issued 1,302,000 shares of common stock to retire $750,000 of debt in July 2001. The Company also received $65,000 for issuing 32,500 shares of common stock in March 2001. The Company also issued 32,000 shares of common stock to officers and consultants during the nine-month period. The value of the shares issued was $30,500. During September 2001, the Company received $96,000 in subscriptions to its stock and warrant offering begun in September 2001. The Company is seeking to raise $5 million by offering 2.5 million units. Each unit includes one share of stock and one warrant exercisable at $1.50 expiring in two years. The Company received an additional $1.6 million in October 2001 and sold an addition 800,000 units. The Company intends the proceeds of its offering to fund its food service acquisition plans.

In September 2001, the Company acquired a line of credit with a financial institution for $3.5 million, which is to be used for acquisitions only. To date, $1.5 million was used to pay a portion of (i) the merger costs and payments due in connection with the acquisition of Beasley Food, and (ii) certain land and a 67,000 foot facility in Bloomington, Indiana.

Under the terms of the agreement, the Company received the line of credit for acquisition purposes only. The interest rate on the line of credit is 10% and the credit line matures in September 2003. In consideration for the line of credit, the Company issued 2.5 million warrants exercisable at $1 expiring in September 2003 to the financing institution.

As a result, the Company has recorded a deferred charge of $482,273. Amortization of the deferred charge is based upon the straight-line basis over the term of the line of credit.

The Company expects to fund current operations though the proceeds received from the private offering of its securities and the exercise of warrants. However, no assurances can be given that all 2,500,000 units will be sold in the private placement offering or that any of the Company's outstanding warrants will be exercised. Until cash flow from its businesses can adequately fund its working capital needs, the Company will be required to seek additional financing to fund its operations from other sources, the availability of which cannot be assured.

PART II - OTHER INFORMATION.

1.       Legal Proceedings.

         See Note 11 to Notes to Financial Statements

2.       Changes in Securities and Use of Proceeds.

         See Note 9 to Notes to Financial Statements

3.       Defaults upon Senior Securities.

         None

4.       Submission of Matters to a Vote of Security Holders.

         None

5.       Other Information.

6.       Exhibits and Reports on Form 8-K.

         An 8-K with respect to Item 2 (Acquisition or Disposition of Assets) and Item 5 (Other events) was filed on December 12, 2002.

                                   SIGNATURES




Dated: March 22, 2002                                /s/ Thomas P. Tanis, Jr.
                                                     ---------------------------
                                                     Thomas P. Tanis, Jr.
                                                     Authorized Signatory