Form 10KSB
period 2002-12-31
SYNDICATED FOOD SERVICE INTERNATIONAL INC
filed 2003-10-14
CIK 1044434

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to_______________

COMMISSION FILE NUMBER 0-27749

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.

(Name of Small Business Issuer in Its Charter)

FLORIDA	59-3479186

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

P.O. Box 2185 57 Viewpoint Lane Front Royal, Virginia	22630

(Address of Principal Executive Offices)	(Zip Code)

(Issuer’s Telephone Number, Including Area Code)	(540) 636-4190

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

TITLE OF EACH CLASS

Common Stock $.001 par value

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [  ] No [X]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

     Issuer’s revenues for its calendar year ended December 31, 2001 were $506,234.

     Issuer’s revenues for its calendar year ended December 31, 2002 were $20,978,534.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of September 15, 2003 was $54,824.

     As of December 31, 2001, there were 11,058,262 shares of the Registrant’s Common Stock issued and outstanding.

     As of December 31, 2002, there were 11,058,262 shares of the Registrant’s Common Stock issued and outstanding.

     As of September 15, 2003, there were 11,287,620 shares of the Registrant’s Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

PART I
ITEM 1. DESCRIPTION OF BUSINESS
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A. CONTROLS AND PROCEDURES
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
EX-3.1 AMENDED & RESTATED ARTICLES OF INCORP.
EX-3.2 BY-LAWS OF FLORIDINOS INTERNATIONAL
EX-4.1 FORM OF WARRANT
EX-4.2 FORM OF WARRANT
EX-4.3 WARRANT AGREEMENT
EX-4.4 FORM OF WARRANT TO T. TANIS
EX-4.5 FORM OF WARRANT TO CEBCOR
EX-4.6 FORM OF WARRANT TO MID-AMERICA
EX-4.7 FORM OF WARRANT TO CHAN CAPITAL LTD.
EX-4.8 FORM OF WARRANT TO MING MANAGEMENT LTD.
EX-4.9 WARRANT ADJUSTMENT LETTER
EX-4.10 FORM OF WARRANT TO CHAN CAPITAL LTD.
EX-4.11 FORM OF WARRANT TO MING MANAGEMENT LTD.
EX-4.12 FORM OF WARRANT TO FIDRA HOLDINGS LTD.
EX-4.13 FORM OF WARRANT FOR ALL 2003 OFFICER
EX-4.14 WARRANT AGREEMENT DATED AUGUST 31, 2003
EX-10.1 AGREEMENT WITH FLORIDINO, DATED 5/20/1999
EX-10.2 AGREEMENT WITH FLORIDINO DATED JUNE 2001
EX-10.3 9% SERIES A CONV. PREFERRED PROM. NOTE
EX-10.4 SECURITIES SUBSCRIPTION AGREEMENT
EX-10.5 PROMISSORY NOTE WITH FIDRA
EX-10.6 CREDIT FACILITY WITH CHAN CAPITAL
EX-10.7 FIDRA HOLDING, LTD. COMMITMENT LETTER
EX-10.8 PARENT COMPANY GUARANTEE
EX-10.9 PROMISSORY NOTE TO FIDRA HOLDINGS, INC.
EX-10.10 REAL ESTATE MORTGAGE BY TOHO HOLDINGS
EX-10.11 PROMISSORY NOTE TO FIDRA HOLDINGS, LTD.
EX-10.12 REAL ESTATE MORTGAGE BY TOHO HOLDINGS
EX-10.13 PROMISSORY NOTE TO FIDRA HOLDINGS, LTD.
EX-10.14 REAL ESTATE MORTGAGE BY TOHO HOLDINGS
EX-10.15 AGREEMENT REGARDING DEEDS
EX-10.16 DEED IN LIEU OF FORECLOSURE TO FIDRA
EX-10.17 DEED IN LIEU OF FORECLOSURE TO FIDRA
EX-10.18 DEED IN LIEU OF FORECLOSURE TO FIDRA
EX-10.19 PROMISSORY NOTE WITH FIDRA, DATED 3/6/02
EX-10.20 PROMISSORY NOTE WITH FIDRA DATED 3/13/02
EX-10.21 PROMISSORY NOTE WITH FIDRA DATED 3/14/02
EX-10.22 PROMISSORY NOTE WITH FIDRA DATED 3/21/02
EX-10.23 PROMISSORY NOTE WITH FIDRA DATED 3/21/02
EX-10.24 PROMISSORY NOTE WITH FIDRA DATED 4/12/02
EX-10.25 PROMISSORY NOTE WITH FIDRA DATED 4/18/02
EX-10.26 PROMISSORY NOTE WITH FIDRA DATED 6/19/02
EX-10.27 PROMISSORY NOTE WITH FIDRA DATED 8/8/02
EX-10.28 PROMISSORY NOTE WITH FIDRA DATED 9/12/02
EX-10.29 PROMISSORY NOTE WITH FIDRA DATED 12/13/02
EX-10.30 PROMISSORY NOTE WITH FIDRA DATED 3/6/03
EX-10.31 BEASLEY REAL ESTATE PURCHASE AGREEMENT
EX-10.32 AMENDMENT TO REAL ESTATE PURCHASE AGMT
EX-10.33 AGREEMENT AND PLAN OF MERGER
EX-10.34 FIRST AMENDMENT TO AGMT & PLAN OF MERGER
EX-10.35 PROMISSORY NOTE TO C. AND M. BEASLEY
EX-10.36 SECURITY AGREEMENT
EX-10.37 PLEDGE AND ESCROW AGREEMENT
EX-10.38 ASSET PURCHASE AGREEMENT
EX-10.39 STOCK PURCHASE AGREEMENT
EX-10.40 GUARANTY AGREEMENT
EX-10.41 AGREEMENT TO RESTRUCTURE AND UNWIND
EX-10.42 LEASE AGREEMENT
EX-10.43 AGREEMENT TO TRANSFER ASSETS
EX-10.44 PROMISSORY NOTE
EX-10.45 TRADEMARK LICENSE AGREEMENT
EX-10.46 2001 EQUITY COMPENSATION PLAN
EX-10.47 LOAN AGREEMENT WITH MONROE BANK
EX-10.48 VARIABLE RATE PROMISSORY NOTE
EX-10.49 UNLIMITED CONTINUING GUARANTY
EX-10.50 COMMERCIAL SECURITY AGREEMENT
EX-10.51 ASSIGNMENTS OF RENTS AND LEASES
EX-10.52 LIMITED CONTINUING GUARANTY
EX-10.53 UNLIMITED CONTINUING GUARANTY
EX-10.54 CREDIT AGREEMENT
EX-10.55 NOTE TO OLD NATIONAL, 2/27/03
EX-10.56 UNCONDITIONAL UNLIMITED CONTINUING
EX-10.57 UNCONDITIONAL UNLIMITED CONTINUING
EX-10.58 UNCONDITIONAL UNLIMITED CONTINUING
EX-10.59 SECURITY AGREEMENT
EX-10.60 PLEDGE AGREEMENT
EX-10.61 SUBORDINATION AGREEMENT
EX-10.62 REAL ESTATE MORTGAGE, SECURITY AGREEMENT
EX-10.63 MORTGAGE NOTE, 2/27/03
EX-10.64 UNCONDITIONAL UNLIMITED CONTINUING
EX-10.65 UNCONDITIONAL UNLIMITED CONTINUING
EX-10.66 UNCONDITIONAL UNLIMITED CONTINUING
EX-10.67 ASSIGNMENT OF LEASES AND RENTS
EX-10.68 C. BEASLEY EMPLOYMENT AGREEMENT
EX-10.69 T. TANIS EMPLOYMENT AGREEMENT
EX-10.70 B. KEELER EMPLOYMENT AGREEMENT
EX-10.71 TERMINATION AGREEMENT - KEELER
EX-10.72 TERMINATION AGREEMENT - CONDINHO
EX-10.73 TERMINATION AGREEMENT - CASALE
EX-10.74 INDEMNITY AGREEMENT
EX-10.75 DEBT CONVERSION AGREEMENT
EX-10.76 NOTICE OF EXERCISE OF PUT RIGHT
EX-10.77 EXTENSION AND EXCHANGE AGREEMENT
EX-10.78 PROPERTY LEASE - CHARLES BEASLEY
EX-10.79 PROPERTY LEASE - TANIS
EX-10.80 AGRMT B/T FLORDINOS & ROCKETS RED GLARE
EX-10.81 AGRMT B/T FLORDINOS AND T.K.N. CORP.
EX-10.82 CONTRACT WITH DELTA ASSET MANAGEMENT
EX-10.83 CONSULTING AGREEMENT DATED NOV. 1, 2001
EX-10.84 CONSULTING AGREEMENT DATED JULY 9, 2002
EX-10.85 CONFIRMATORY LETTER, BARRY L. NOGAY
EX-10.86 PROMISSORY NOTE DATED AUGUST 31, 1999
EX-10.87 EXTENTION OF PROMISSORY NOTE
EX-10.88 CONSULTING AGREEMENT DATED JAN. 23, 2003
EX-14.0 CODE OF ETHICS
EX-16.1 LETTER-BERTOVITS LAGO & CO. RE 8-K 2/24/03
EX-16.2 LETTER BERKOVITS LAGO & CO. RE 8-K 2/26/03
EX-16.3 LETTER BERKOVITS LAGO & CO. RE 8-K 5/02/03
EX-21.0 SUBSIDIARIES
EX-31.1 SECTION 302 CERTIFICATION FOR T. TANIS
EX-31.2 SECTION 302 CERTIFICATION FOR B. NOGAY
EX-32.0 SECTION 906 CERT OF T. TANIS & B. NOGAY

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)  General Business Development and History

COMPANY OVERVIEW

     Syndicated Food Service International, Inc. (the “Company” or “Syndicated”), formerly known as Floridino’s International Holdings, Inc., was organized in June 1997 under the laws of the State of Florida, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Florida.

     The Company became a reporting company on October 21, 1999 through a registration of its shares pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company changed its name from Floridino’s International Holdings, Inc. to its present name by filing Amended and Restated Articles of Incorporation on November 20, 2001. During the fourth quarter of 2001, the Company made a decision to transform its business philosophy and changed its operations from a restaurant operator and food processor to a wholesale foodservice distributor and, on a selected basis, as a food processor.

     As previously reported in the Company’s Current Report on Form 8-K, filed August 22, 2002, the Company replaced its entire Board of Directors during the first and second quarters of 2002 and new directors were elected to the board in their place. Also, during the first and second quarters of 2002 the Company terminated its former management and elected new management in their place.

THE COMPANY’S PRIOR INABILITY TO TIMELY FILE FORMS 10-KSB AND 10-QSB

     The Company did not timely file its Annual Reports on Form 10-KSB for the years ended December 31, 2001 and December 31, 2002, and its Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2002, June 30, 2002, September 30, 2002, March 31, 2003 and June 30, 2003. The Company was unable to file the outstanding Forms 10-KSB and Forms 10-QSB due to, among other things, the replacement of all of the Company’s executive officers and directors in early 2002, the Company’s limited financial resources, and the time and expense required to reconstruct the historical financial information necessary to compile the Company’s financial statements for the years ended December 31, 2001 and 2002 to be audited by independent certified public accountants, and financial statements for the interim quarters ended March 31, 2002, June 30, 2002, September 30, 2002, March 31, 2003 and June 30, 2003 to be reviewed by independent certified public accountants.

     The Company is filing this consolidated Form 10-KSB for the two years ended December 31, 2001 and 2002 and encompasses and includes all the required disclosures for those periods.

PRIOR BUSINESS OPERATIONS

     Prior to calendar year 2002, the Company engaged in two business segments from which it derived revenue: restaurant operations and food processing. Subsequent to the sale of the Company’s last operating restaurant in New York, New York in October 2001, the Company derived revenue only from its food processing segment.

RESTAURANT SEGMENT

     The Company’s restaurant segment was previously operated under the name Floridino’s Restaurants, where it produced and provided Italian food products through retail restaurant outlets. During the three years prior to calendar 2002, the Company developed its restaurant segment through the continuing operation of existing restaurants and the opening of new restaurants.

     In March of 2000, consistent with its continued development of its restaurant operations, the Company opened a restaurant under the name “Floridino’s Fast Italian” in Lake Wales, Florida. Also during year 2000, the Company revamped and reopened its “Floridino’s of Lakeland” restaurant under the name “Mama Mia’s”. The Lake Wales restaurant location was subsequently closed in January 2001 due to its inability to generate profits, and “Mama Mia’s” was closed in October 2000 due to the remodeling of the shopping plaza where it was located, the loss of a major plaza tenant which significantly reduced customer traffic, and slower than expected sales during the summer months of 2000.

     During the previous three years and through June 2001, the Company also engaged in the franchising of its restaurant concept to individuals interested in operating a restaurant business under the Floridino’s name. The franchise concept of the Company operated through the Company’s wholly owned subsidiary, Floridino’s International, Inc. The Company generated royalty payments and franchise fees through the sale of franchises. In June 2001, the Company discontinued all franchise operations. None of the Company’s franchises remains operational, and the Company has no present franchising operations.

     In conjunction with the Company’s wholly owned subsidiary, Floridino’s, Inc., and its restaurant operation located in New York, New York, the Company engaged in the catering business through the provisioning of food products for Barnes & Noble for its retail book stores in the greater metropolitan New York area. The Company sub-contracted for services through Rockets Red Glare, Inc., a company owned or controlled by the Company’s former Chairman (See “Related Transactions”). The Company ceased to engage in the catering business after the sale of the restaurant in October 2001 and the termination of the contract with Barnes & Noble in May 2002.

     Due to continuing losses, the Company has terminated all business related to its restaurant segment and its franchising operations. Each of the Company’s various wholly owned subsidiaries previously engaged in the now terminated restaurant segment, including franchising operations, are presented in discontinued operations during the previous three calendar years.

     On March 14, 2003, the Company filed voluntary Chapter 7 bankruptcy petitions on behalf of certain wholly owned subsidiaries, previously engaged in the now terminated Company restaurant segment, in the United States District Court for the Middle District of Florida. The wholly owned subsidiaries that have been discontinued and liquidated through Chapter 7 bankruptcy proceedings included Hard Ball Café, Inc., Floridino’s of Bartow, Inc., Floridino’s of Delray Beach, Inc., Floridino’s Express, Inc., Floridino’s Home of the Calzone, Inc., Floridino’s of Lake Wales, Inc., Floridino’s Pizza Etc., Inc., and Floridino’s of Lakeland, Inc. The Company continues to determine the optimum means to liquidate the remainder of issues involved with its Floridino’s, Inc. subsidiary that housed its New York restaurant operations.

     Having discontinued the restaurant and franchising operations, the Company determined during the fourth quarter of 2001 that it would continue its food processing segment and change its business focus to additionally include wholesale foodservice distribution services and began organizing its wholesale foodservice distribution segment.

FOOD PROCESSING SEGMENT

     In February 2000, the Company acquired Triton Prestige Products, Inc., a Florida corporation (“Triton”), whose primary business was to provide frozen pizza products to institutions, schools and governmental entities for consumption in their cafeterias. Subsequent to the acquisition and until March 2001, Triton, as a wholly owned subsidiary of the Company, operated an Italian food processing plant in Palm City, Florida, which specialized in supplying frozen pizza products to schools in the southeastern U.S. for consumption in their cafeterias. In March 2001, management of the Company determined to close the Palm City, Florida plant. While the food processing segment continued, Triton, as a subsidiary, is no longer engaged in any business.

     After the closing of the Palm City plant, the Company’s wholly owned subsidiary Floridino’s Specialties, Inc. operated the food processing segment from its Lakeland, Florida plant. The Company continued its development of its frozen foods operations through Floridino’s Specialties, Inc., through the fourth quarter of 2001 while transferring operations to a newly formed wholly owned subsidiary, Momentum Food Services, Inc. The Company permanently closed the Lakeland, Florida plant in the fourth quarter of 2001, and Floridino’s Specialties, Inc. is no longer engaged in any business activity.

     On March 14, 2003, the Company filed voluntary Chapter 7 bankruptcy petitions on behalf of various wholly owned subsidiaries previously engaged in the food processing segment in the United States District Court for the Middle District of Florida. The wholly owned subsidiaries that have been discontinued and liquidated through Chapter 7 bankruptcy proceedings included Floridino’s Specialties, Inc., Toho Holdings, Inc. and Triton Prestige Products, Inc.

(b) Business of the Company

CURRENT BUSINESS OPERATIONS

     Syndicated competes today in the wholesale foodservice distribution market through its wholly owned subsidiaries, Beasley Food Service, Inc. and Beasley Transportation, Inc., and to a lesser extent in the specialty food production market through its wholly owned subsidiary, Momentum Food Services, Inc. Beasley Transportation, Inc. services Beasley Food Service, Inc. exclusively in the transport of Beasley Food Service, Inc. products to its customer base.

     In the fourth quarter of 2001 the Company determined that it would transition from a historic restaurant operating Company to a platform to, through additional acquisition, participate in the wholesale foodservice industry. The Company’s transition strategy was implemented through the acquisition of Beasley Food Service, Inc. and its related company, Beasley Transportation, Inc., and the land and distribution center associated with the Beasley Operation. The Company’s ongoing strategy is designed to complement internal growth through external acquisition of privately held regional wholesale foodservice distributors in order to expand the Company’s distribution footprint and, on a selected basis, add additional niche food product items to its food processing segment.

     Effective October 1, 2001, the Company, through its then newly formed subsidiary, Momentum Food Services, Inc. (“Momentum”) entered into an agreement to purchase certain assets from Asheville Packing Company, Inc., a North Carolina company operating in Asheville, North Carolina. The Company issued 800,000 shares of the Company’s common stock at fair market value, which at the time was $2.10 per share for an aggregate consideration that was entered on the Company’s financial statement equal to $1,680,000 in return for certain assets of Asheville Packing Company, Inc., which included real estate, consisting of the Asheville manufacturing facility and certain related equipment, customer lists, receivables, trade accounts payable, inventory, certain fixtures and the trade name “Asheville Packing Company”. Subsequent to the close of the transaction, the selling parties (the “Selling Parties”) changed the name of Asheville Packing Company, Inc. to Cannon Pack-Enterprises, Inc. The transaction was further effected through the undertaking of an unrelated third party who agreed to purchase the 800,000 shares of the Company’s common stock issued in the transaction. Through a Stock Purchase Agreement entered into by and between the unrelated third party and the Selling Parties, the Selling Parties agreed to accept $1,600,000 in consideration for the shares, discounted from the $1,680,000 fair market value of the shares. Upon information and belief, said discount acted as an inducement to the unrelated third party to effect the transaction. The $1,600,000 was to be paid by the unrelated third party to the Selling Parties in eight installments of $200,000 and the common shares issued in the transaction transferred from the Selling Parties to the unrelated third party in eight installments of 100,000 shares, corresponding to each installment payment of the agreed purchase price. Despite this provision, the Stock Purchase Agreement also provided for the up front transfer of the Company’s 800,000 shares received by the Selling Parties to the unrelated third party. The Company further guaranteed payment by the unrelated third party pursuant to the Stock Purchase Agreement. In the event of a non-payment by the unrelated third party, the only recourse by the Selling Parties to both the unrelated third party and the Company, pursuant to its guarantee, was to take back ownership of the real estate assets sold to Momentum.

     After paying the Selling Parties the initial installment of $200,000, the unrelated third party defaulted on the balance of the payments pursuant to the Stock Purchase Agreement but retained all 800,000 shares. The Company, through its new management, then interceded and renegotiated the transaction with the Selling Parties.

     Effective December 31, 2002, the Company entered into a restructuring and unwinding agreement wherein Momentum transferred back ownership to the Selling Parties of the buildings and real estate portion of the assets originally purchased on October 1, 2001. The Selling Parties retained the initial installment payment of $200,000 from the unrelated third party and the Company retained ownership of the operating assets, including, among others, the equipment, customer lists, receivables, trade accounts payable, inventory, certain fixtures and trade name. Momentum also then entered into a lease of the Asheville manufacturing facility with the Selling Parties for use of the facility for its manufacturing operations (See Footnote 3 to the Financial Statements).

     Effective June 30, 2003, through the execution of the Agreement to Transfer Assets and Liabilities By and Between Momentum, the Company and Cannon Pack-Enterprises, Inc., Momentum and Syndicated agreed to terminate all activity in Asheville, North Carolina and returned all assets and liabilities of the Asheville operation to the Selling Parties in exchange for a full release of all liabilities associated with the Asheville operation, including the property lease. The Company did, however, retain the right, pursuant to a License Agreement, to continue to manufacture and sell the Tarheel™ products originally acquired in the acquisition.

     Effective July 1, 2003, Momentum moved its production capability from Asheville, North Carolina to Jasonville, Indiana and executed a property lease for its new facility and has been operating there since. Part of the consideration in the relocation to Jasonville, Indiana is its close proximity to the Company’s wholly owned subsidiary, Beasley Food Service, Inc.

     On December 31, 2001, through its then newly formed wholly owned foodservice subsidiaries, Syndicated Food Service Group, Inc. (“Food Service Group”) and Syndicated Transportation Service Group, Inc. (“Transportation Group”), the Company consummated an Agreement and Plan of Merger and Reorganization with Charles A. Beasley and Marjorie A. Beasley (the “Beasleys”) and the Beasleys’ wholly owned companies, Beasley Food Service, Inc. and Beasley Transportation, Inc.

     In late January, 2002, Syndicated Bloomington I LLC, then a newly formed wholly owned subsidiary of the Company, consummated an agreement with the Beasleys to acquire a parcel of land and a 62,000 square foot facility in Bloomington, Indiana that is used in the operations of the Food Service Group and the Transportation Group.

     Subsequent to these transactions, Food Service Group effected a name change to Beasley Food Service, Inc. (“Beasley Food Service”) and Transportation Group effected a name change to Beasley Transportation, Inc. (“Beasley Transportation”). Together, Beasley Food Service, Beasley Transportation and Syndicated Bloomington I LLC shall be referred to as the “Beasley Operation”.

FOOD PROCESSING SEGMENT

     Momentum, pursuant to a license agreement, produces pork barbeque and beef chili under the Tarheel™ brand. Momentum also produces frozen pizza products under the Triton Prestige® brand, and historically operated a small retail store that sells product to local customers in the Asheville, North Carolina market in cash and carry transactions. Momentum’s Tarheel™ products are exclusively sold frozen in containers ranging from 26 to 35 pounds and typically shipped in case lots of 48 to 72 units per case. Until terminated in June 2003, its Asheville cash and carry activity included the retail sale of its frozen manufactured products as well as a variety of other food products including canned vegetables, assorted dry goods, frozen fish, hamburger patties, as well as its Tarheel™ family of products. Effective June 30, 2003, Momentum terminated its Asheville, North Carolina cash and carry activity.

     The Tarheel™ barbeque products consist of beef tips and minced or pulled pork. The Tarheel™ chili products consist of gourmet and regular chili sauce. The Tarheel™ products, particularly the barbeque, are known for their quality and taste, using only the Boston Butts, which are generally considered to be free of gristle. The Triton Prestige® pizza products consist of Canadian bacon bagel, 5” sliced pepperoni, 5” diced pepperoni, French bread pepperoni, 5” bagel with cheese, 4x6” cheese, 5” cheese wrapped, 5” round pepperoni, 14” round cheese, 14” Canadian bacon, 16” cheese, 16” sausage, French bread cheese, 4.6” cheese whole wheat, 4x6” cheese pepperoni, wedge cut cheese, wedge Italian, wedge pepperoni, and wedge Canadian bacon.

     Historically, Momentum sold its Tarheel™ products throughout the southeastern United States, with the majority of sales occurring in the states of North and South Carolina, Georgia, Tennessee and Kentucky. Its Asheville, North Carolina cash and carry products were sold locally to customers in the counties of Buncomb, Henderson, Madison and Haywood, North Carolina.

     Momentum distributed approximately 35% of sales through a network of food distributors and food brokers. In the case of sales to food distributors, its products are shipped to the distributor, FOB at the distributor’s respective warehouse. Albeit now operating from Jasonville, Indiana, Momentum will continue to utilize its network of food distributors and brokers.

Competition

     There are numerous producers of barbeque and chili products across the country, many of which are located in the markets serviced by Momentum. There are three principal competitors to Momentum in the southeastern U.S. market: Chandlers in Raleigh, North Carolina, and Prime Pak and Old Susanna, both of which are located in Georgia. These three competitors each produce their own products and market those products under their respective brand names. Now, operating from Jasonville, Indiana, Momentum plans to expand its geographic market for its barbeque products and may encounter new competition as this occurs.

     The principal competitor to Momentum in the frozen pizza market is Tony’s, a subsidiary of Swann Foods, which operates out of Florence, Kentucky and markets its products under its brand name through both the retail and institutional market channels throughout the eastern United States. While Tony’s is a substantially larger producer of frozen pizza than is Momentum, the Triton Prestige® products are positioned as a quality product and are sold at competitive prices in the marketplace.

     There were various small competitors to Momentum’s Asheville cash and carry business operations in the local market serviced. These competitors included: Lloyd’s which produces its products under the Lloyd’s brand, Brookwood Farms which distributes under the Brookwood Farms brand name, and Cyler City. As previously stated, the Asheville, North Carolina cash and carry activity was terminated effective June 30, 2003.

Sources Of Supply

     Momentum purchases its unfinished product from manufacturers or distributors, depending on quality of product and price considerations, through varying credit terms dependent on the particular vendor and market conditions. The majority of vendors that Momentum works with are located in the southeastern United States. While Momentum continues to utilize its historic vendors, it may bring on new vendors now that it is operating from Jasonville, Indiana.

     The principal suppliers for the Tarheel™ products are PFG Hale, Institutional Jobbers, Colorado Beef, and IFH, all known in the market as reliable sources of quality product. The principal suppliers for the Triton Prestige® products are Roma Foods, Opelle Bakery, Farm Boy and Spartan Foods of America, also known in the market as reliable sources of quality product. The suppliers of Triton Prestige® products provide various components of the finished product, including pizza crust, bagels, grated cheese, tomato sauce, pepperoni and assorted toppings. Momentum bases its purchasing decisions on quality and price, and no single supplier is the primary source of product. Momentum does not distinguish between distributors and manufacturers, other than certain differences in credit terms.

Customers

     Three of Momentum’s food processing customers accounted for sales in excess of 10% of total revenues during 2001 and 2002, representing 39% and 73%, respectively, of total revenues for Momentum. Approximately 45% of sales transacted by Momentum during the year ended December 31, 2001 resulted from a process of competitive bidding. Approximately 17% of sales transacted by Momentum during the year ended December 31, 2002 resulted from a process of competitive bidding. The sales transacted through competitive bidding were principally Triton Prestige® products.

Development Of New Products

     Momentum is not engaged in material research activities relating to the development of new products at this time.

WHOLESALE FOODSERVICE DISTRIBUTION SEGMENT

     Originally founded in 1975, the Beasley Operation is a leading full line wholesale foodservice distributor in the geographic markets it services. It markets approximately 3,700 products, consisting of fresh produce, refrigerated foods, canned foods, frozen foods, disposables, and cleaning supplies. The Beasley Operation provides its products and services to approximately 1,200 customers, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.

     The Beasley Operation provides food and other products to the foodservice or “food-prepared-away-from-home” industry. The foodservice industry consists of two major customer types – “traditional” and “chain restaurant”. Traditional foodservice customers include restaurants, hospitals, schools, hotels and industrial caterers, among others. The Beasley Operation’s chain restaurant customers include regional pizza and national hamburger, chicken and steak chain operations, among others.

     The Beasley Operation’s services to the traditional foodservice and chain restaurant customers are supported by its 62,000 square foot distribution center in Bloomington, Indiana, a full fleet of vehicles, materials handling equipment and techniques, and administrative and operating staffs.

     The Beasley Operation’s storage capacity includes six temperature zones for optimum shelf-life and product safety, refrigerated and sealed loading/unloading docks, in-house ripening for fresh produce, as well as in-house test kitchens, customer conference center and corporate offices.

     Beasley Transportation has approximately 33 owned trucks in its fleet and exclusively services the distribution and delivery needs of Beasley Food Service. The fleet consists of vehicles ranging from 14 to 48 feet, typically with state of the art cooling and refrigeration capacity. The fleet typically picks up product at the Beasley Operation’s distribution center and delivers to customers within an approximate 100 mile radius of Bloomington, Indiana, principally in the states of Indiana, Kentucky and Illinois.

     Specific products distributed by the Beasley Operation include a full line of frozen foods, such as meats, fully prepared entrees, fruits, vegetables and desserts, and a full line of canned and dry goods, fresh meats, imported specialties and fresh produce. The Beasley Operation also supplies a wide variety of nonfood items, including paper products, such as disposable napkins, plates and cups; tableware, such as china and silverware; restaurant and kitchen equipment and supplies; and cleaning supplies. The Beasley Operation distributes both national brand name merchandise and to a lesser extent, merchandise packaged under the Beasley Operation’s private brand.

     The Beasley Operation’s philosophy is that adherence to prompt and accurate delivery of orders, maintenance of close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to the traditional customers. The Beasley Operation, through its transportation company, Beasley Transportation, offers daily delivery to certain customer locations and has the capability of delivering special orders on short notice.

Competition

     The business of the Beasley Operation is competitive with numerous companies engaged in foodservice distribution throughout the region it services. Competition is encountered primarily from local and regional distributors, such as Gordon Foodservice, McFarling Foods and B&B Foods. Also, a few national distributors, such as SYSCO and U.S. Foodservice, compete with the Beasley Operation in its regional market. The Company believes that, although price and customer contact are important considerations, the principal competitive factor in the foodservice industry is the ability to deliver a wide range of quality products and related services on a timely and dependable basis.

Sources Of Supply

     The Beasley Operation purchases its inventory from approximately 100 independent food producers. These sources of supply generally are large corporations and independent private label processors and packers that sell brand name and private label merchandise. Purchasing is carried out through the Beasley Operation’s procurement department with direct purchasing programs established by the Beasley Operation’s management. The Beasley Operation continually develops relationships with additional suppliers to ensure the availability of a variety of merchandise at competitive prices. The Beasley Operation has no material long-term purchase commitments with any supplier. Approximately 40% of products purchased for resale by the Beasley Operation are through four principal suppliers, which include the Forman Group, Del Monte Fresh, DOT Foods, and Thruway Produce.

Customers

     No single traditional foodservice customer accounted for as much as 1.7% of the Beasley Operation’s sales for its fiscal year ended December 31, 2001, and no single traditional foodservice customer accounted for as much as 10% of the Beasley Operation’s sales for its fiscal year ended December 31, 2002. There are no material long-term contracts with any traditional foodservice customer that may not be cancelled by either party at its option.

     Of the traditional customers serviced by the Beasley Operation, five customers accounted for approximately 7.3% of the Beasley Operation’s sales in calendar year 2001, namely Colorado Steakhouse, PYA/Monarch, Bloomington Hospital, Yogi’s Bar & Grill and City Grille, and five customers accounted for approximately 10% of the Beasley Operation’s sales in calendar year 2002, namely Colorado Steakhouse, PYA/Monarch, Bloomington Hospital, City Grille, and Gray Brothers.

     Of the chain restaurants serviced by the Beasley Operation, five customers accounted for approximately 32% of the Beasley Operation’s sales in calendar year 2001, namely Treasure Isle, Ryan’s Family Steakhouse, BR Associates, La Charreada and BR Wendy’s, of which Treasure Isle accounted for approximately 12% of sales in calendar 2001. Five customers accounted for approximately 30% of the Beasley Operation’s sales in calendar year 2002, namely Treasure Isle, Ryan’s Steakhouse, La Charreada, BR Associates and BR Wendy’s, of which Treasure Isle accounted for approximately 12% of said sales in calendar year 2002.

Development Of New Products

     The Beasley Operation is not engaged in material research activities relating to the development of new products.

PATENTS AND TRADEMARKS

     The Company has received a trademark on behalf of Momentum with the United States Patent and Trademark Office (the “USPTO”) for registration and protection of the trademark and trade name Triton Prestige®. The Company plans to further enhance its proprietary rights programs through additional trademark applications with the USPTO. The Company has no patents and has not filed any patent applications.

GOVERNMENT REGULATIONS

     As a manufacturer, marketer and distributor of food products, the Company’s Beasley Operation and Momentum are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (“FDA”). The FDA regulates manufacturing and holding requirements for foods through its current good manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. For certain product lines, the Beasley Operation and Momentum are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act and regulations promulgated thereunder by the U.S. Department of Agriculture (“USDA”). The USDA imposes standards for product quality and sanitation including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from the Company’s suppliers. The Company and its products are also subject to state and local regulation through such measures as the licensing of its facilities, enforcement by state and local health agencies of state and local standards for the Company’s products and regulation of the Company’s trade practices in connection with the sale of its products. The Beasley Operation’s and Momentum’s facilities are generally inspected at least annually by state and/or federal authorities. These facilities are also subject to inspections and regulations issued pursuant to the Occupational Safety and Health Act by the Department of Labor, which require the Beasley Operation and Momentum to comply with certain manufacturing, health and safety standards to protect its employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products distributed by them.

     The Company, the Beasley Operation and Momentum are also subject to regulation by numerous federal, state, and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, which regulates transportation of perishable and hazardous materials and waste, and similar state and local agencies.

     Neither the Beasley Operation nor Momentum has tanks for the storage of diesel fuel or other petroleum products which are subject to laws regulating such storage tanks. Other federal, state and local provisions relating to the protection of the environment or the discharge of materials do not materially impact the Company’s use or operation of its facilities.

     Compliance with these laws has not had and is not anticipated to have a material effect on the capital expenditures, earnings or competitive position of the Beasley Operation and Momentum.

EMPLOYEES

     As of December 31, 2001, the Company and its operating companies had approximately 82 full-time employees, and 82 total employees, none of whom was represented by labor unions. Of the 82 full-time employees, 6 were associated with the executive office, 70 were associated with the Beasley Operation and 6 were associated with Momentum. Of the 70 Beasley Operation employees, 22 were associated with production, 26 associated with transportation, 14 associated with sales & marketing, and 8 associated with administration and finance. Of the 6 Momentum employees, 3 were associated with production, 1 associated with sales and marketing, and 2 associated with administration and finance.

     As of December 31, 2002, the Company and its operating companies had approximately 69 full-time employees, and 70 total employees, none of whom was represented by labor unions. Of the 70 total employees, 2 were associated with the executive office, 62 associated with the Beasley Operation and 6 associated with Momentum. Of the 62 Beasley Operation employees, 20 were associated with production, 20 associated with transportation, 13 associated with sales & marketing, and 9 associated with administration and finance. Of the 6 Momentum employees, 3 were associated with production, 1 associated with sales & marketing, and 2 associated with administration and finance.

     The Company considers its labor relations to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

     Through its wholly owned limited liability company, Syndicated Bloomington I LLC, the Company owns one tract of real estate and an attached facility in Bloomington, Indiana through which it operates its Beasley Food Service, Inc. and Beasley Transportation, Inc. subsidiaries. Through its wholly owned subsidiary, Beasley Transportation, Inc., the Company owns a fleet of trucks utilized to transport its products relative to the Beasley Food Service, Inc. operation. Through its wholly owned subsidiary, Momentum Food Services, Inc., the Company leases certain real estate and buildings in Jasonville, Indiana. The Company also leases an executive office in Front Royal, Virginia where it maintains its principal executive office.

Bloomington, Indiana

     Syndicated Bloomington I LLC owns the real estate and distribution facility which houses the Beasley Operation. The facility has approximately 62,000 square feet. The real estate and distribution facility are in good condition suitable for the purpose being used.

     Since the purchase of the property in January 2002, the property has been subject to a mortgage and first lien security interest, first held by Monroe Bank and since February 27, 2003, held by Old National Bank, a national banking association, to secure a $2,625,000 mortgage loan facility. The maturity date of the mortgage is seven years from the date of the closing of the mortgage loan. The amortization period is for twenty years with payments of principal and interest due monthly calculated utilizing a simple mortgage amortization formula. The mortgage loan may be prepaid in whole or in part on any payment date without penalty or premium

     Beasley Food Service, Inc. has entered into a triple net operating lease with another of the Company’s wholly owned subsidiaries Syndicated Bloomington I LLC the conditions of which provide for a term of twenty years ending in 2022, renewable for up to five successive one-year renewal periods, a monthly lease payment of approximately $17,000, with all operating expenses associated with the facility paid for by Beasley Food Service.

     The Beasley Food Service, Inc. property consists primarily of inventory and fixtures and is located at the Bloomington, Indiana facility leased from Syndicated Bloomington I LLC and is in good condition suitable for the purpose being used. At the time of the acquisition of Beasley Food Service in 2001, its property was subject to a first lien security interest, held by Bank One until January 2002. Since February 27, 2003, its property has been subject to a first lien security interest held by Old National Bank, a national banking association, to secure a $1.0 million line of credit.

     Beasley Transportation maintains a fleet of motor vehicles used for the transportation needs of the Beasley Operation. The fleet is located at the Bloomington, Indiana facility pursuant to a license to use from Beasley Food Service, Inc. The fleet is in good condition suitable for the purpose being used. The Beasley Transportation fleet is encumbered pursuant to a Security Agreement entered into by and between the Company and the Beasleys in support of the $1,266,420 promissory note issued by the Company upon the purchase of the Beasley Operation from the Beasleys in 2001.

Asheville, North Carolina

     Until June 30, 2003, the address of Momentum’s operating facility was 403 and 362 Depot Street, Asheville, North Carolina 28801. That facility was located on approximately 2 acres of real estate, has approximately 10,000 square feet in two buildings of production, warehouse and refrigeration capacity, of which approximately 6,240 square feet is freezer space. The facility is currently owned by the Cannon family who leased the facility to Momentum pursuant to an operating lease effective October 1, 2001 that provides for a triple net month-to-month lease of the facility at the monthly rate of $5,500.00, which approximates $3.00 per foot, with a bi-lateral 90-day termination provision. Effective June 30, 2003 the lease was terminated.

Jasonville, Indiana

     Effective July 1, 2003, Momentum relocated its manufacturing capacity from Asheville, North Carolina to Jasonville, Indiana, at which time it entered into an operating lease with Charles Beasley for a new facility located at 403 East Locust Street, Jasonville, Indiana 46438. The terms of the new Jasonville operating lease provide for a triple net lease with a term of 1 year at the monthly rate of $1,500. The Jasonville lease is renewable for 2 consecutive 5-year terms. The terms of the Jasonville lease further provide Momentum an option to purchase the facility at an agreed amount of $225,000. The facility is located on approximately 7 acres of land and is comprised of approximately 7,000 square feet. The lease cost per foot is $2.58. The Jasonville, Indiana real estate and production facility are in good condition suitable for the purpose being used.

Front Royal, Virginia

     Between March 2002 and May 2003, the Company’s Chief Executive Officer has contributed executive office space at no cost to the Company. Through such time, the Company’s principal office was temporarily located at the Company’s corporate counsel office in Atlanta, Georgia, for which the Company incurred no cost.

     Effective June 1, 2003, the Company entered into a triple net lease for approximately 1,500 square feet of space provided for by the Company’s Chief Executive Officer, the terms of which provide for monthly lease payments of $1,250.00, or approximately $9.60 per square foot, to continue for an initial term of one year. The executive office is in good condition suitable for the purpose being used.

     Other than the real estate and property listed above, there are no other properties owned or leased by the Company.

ITEM 3. LEGAL PROCEEDINGS

     The Company is engaged in various legal proceedings that have arisen, several of which have not been fully adjudicated. The Company is currently involved in four areas of what can be categorized as (1) investigations; (2) certain third party billing claims; (3) general litigation, and (4) bankruptcy.

INVESTIGATIONS

     In February of 2002, the United States Securities and Exchange Commission (“SEC”) issued a Formal Order of Investigation styled, In the Matter of Delta Asset Management Corp., LLC. As part of this investigation, the SEC has inquired into whether there have been any violations of the registration or antifraud provisions of the Federal securities laws in connection with the prior offer and sale of the stock of the Company. The SEC has not indicated that the Company is a subject of the investigation and the SEC has neither brought charges against the Company nor indicated that charges may be brought against the Company or any individual associated with the Company. The Company’s Board of Directors and management has fully supported and complied with all requests by the SEC with respect to the investigation and will support any further efforts or investigation by the SEC.

     After being advised of the SEC inquiry, the Company’s Board of Directors has authorized current management to engage in an internal investigation with respect to the determination of whether former management or members of the board engaged in any illegal acts or other wrongdoing with respect to violations of the registration or antifraud provisions of the Federal Securities laws, focusing on various disbursements of Company funds by former management during calendar year 2001. The Company’s current management has reviewed the Company’s books and records for the calendar year ended December 31, 2001 and for the calendar year ending December 31, 2002 in connection with the SEC inquiry and commenced an investigation into these matters. To the extent this investigation establishes that former management or former members of the Board of Directors engaged in illegal or inappropriate acts, the Company’s Board of Directors will determine, in concert with corporate counsel, what course of action is appropriate to protect our stockholders’ interest to the fullest extent of the law.

THIRD PARTY BILLING COMPLAINTS

     The general nature of what is categorized as Third Party Billing activities (“Third Party Billing”) relates to alleged practices of former management which certain third parties claim induced reliance by certain financial companies (the “Factors”) engaged in the business of factoring, i.e., purchasing invoices at a discount from the invoices’ face value, and certain other food service distributors. During calendar years 2001 and 2002 certain Factors filed legal actions against the Company, its wholly owned subsidiary, Beasley Food Service, and Asheville Packing Company, Inc. for alleged misrepresentations by former management in which former management purportedly improperly verified invoices or verified the receipt of goods relating to invoices purchased from an entity known as United Container LLC (“United Container”). These complaints by the Factors further allege that the members of former management were acting for the benefit of the Company, Beasley Food Service and Asheville Packing Company, Inc.

     United Container is currently in the midst of a Chapter 11 bankruptcy proceeding in the United States District Court for the Southern District of Florida, Orlando Division. The Factors have brought claims against United Container in the bankruptcy proceeding on the basis that United Container failed to deliver goods that it had represented to the factors had or would be delivered (in return for recourse payments against the associated invoices) to various third party vendors, including the Company, Beasley Food Service and Asheville Packing, Inc., when in fact, United Container did not ship such goods.

     The Company has investigated the Third Party Billing allegations and determined that neither the Company nor any other party associated with the Company received the goods against these invoices. The Company’s investigation has further determined that neither the Company, nor Beasley Food Service or Asheville Packing Company, Inc. received any monies, payments or other consideration in connection with these alleged practices of former management.

     While current management’s investigation has determined that no inventory was actually purchased from United Container by the Company or its subsidiaries and believes that it would prevail in defense of the complaints filed against it by the Factors, the Company has engaged in settlement of such claims to defray the significant legal expense and management time associated with defending such claims.

     As of December 31, 2002, the Company executed settlement agreements on behalf of itself and its wholly owned subsidiary, Beasley Food Service, Inc., regarding the following complaints and potential claims: (1) Platinum Funding Corp. v. Floridino’s International Holdings, Inc., et al., filed November 7, 2001 in the Superior Court of New Jersey, Law Division, Bergen County, bearing Docket No. BER-L-9384-01 (“Platinum Funding Corp.”); (2) Prime Capital Group, Inc. d/b/a Prime Financial Group v. United Brands of North Carolina L.L.C. et al., filed January 4, 2002 in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, bearing Case No. CIO-02-126 (“Prime Capital Group”); (3) Mid-American Capital Resource Group, Inc. v. Beasley Produce, Inc. et al., filed February 19, 2002 in the District Court of Dallas County, Texas 101st Judicial Circuit, bearing Cause No. 02-1652; (“Mid-American”); (4) Canfield Funding, LLC d/b/a Millennium Funding v. Syndicated Food Service International, Inc. filed May 21, 2002 in the Circuit Court for the Tenth Judicial Circuit in and for Polk County, Florida, bearing Case No. 53-2002-CA00-2134; and Canfield Capital, LLC d/b/a Millennium Funding, v. Beasley Food Service, Inc., et al., filed May 15, 2002 in Monroe Circuit Court, State of Indiana, bearing Cause No. 53C02 0205 PL00878 (collectively “Millennium Funding”); (5) E.S. Bankest, LLC v. United Beverage Florida, LLC, et al., filed May 22, 2002 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, General Jurisdiction Division, Case No. 02-13207, CA 04 (“E.S. Bankest”) (against the Company, Beasley Food Service, Asheville Packing Company, Inc. and Floridino’s Specialties, Inc.) for which the claim against Beasley Food Service was settled; and (6) an asserted claim by Cebcor Service Corporation against the Company and Beasley Food Service (“Cebcor”).

     Other than Platinum Funding Corp., all settlements were paid in full. The Platinum Funding Corp. settlement provided for payment in monthly installments secured by a lien against certain of the Company’s assets. At this time the Company is in default and endeavoring to renegotiate the terms of the settlement agreement with Platinum Funding Corp. Pursuant to the terms and conditions of the Platinum Funding Corp. settlement agreement, Platinum Funding Corp. has the right to the aggregate amount, as of the date of this filing, of approximately $332,000 against which interest accrues. The E.S. Bankest case was settled against Beasley Food Service. E.S. Bankest’s claim against Floridino’s Specialties, Inc. is subject to the Chapter 7 bankruptcy petition filing discussed below. E.S. Bankest still has remaining claims against the Company and Asheville Packing Company, Inc.

     On or about May 22, 2002, E.S. Bankest commenced a lawsuit against Beasley Food Service, Syndicated, Floridino’s Specialties, Inc., Asheville Packing Company, Inc. and fifty-five (55) other defendants in E.S. Bankest, LLC v. United Beverage Florida, LLC, et al., Case No. 02-13207, CA 04, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, General Jurisdiction Division. E.S. Bankest alleges that separately Floridino’s Specialties, Inc. and Asheville Packing Company, Inc. owes E.S. Bankest $121,985, and $63,022 respectively for E.S. Bankest’s factoring of allegedly fraudulent invoices for which it seeks to hold the Company and its subsidiaries liable. E.S. Bankest also has claims against the Company for unspecified amounts. Bankest also alleges that the Company, Floridino’s Specialties, Inc. and Asheville Packing Company, Inc. participated in an allegedly fraudulent, third-party billing scheme. E.S. Bankest has asserted claims for conspiracy to defraud, civil RICO, violations of Civil Remedies for Criminal Practices Act, fraudulent misrepresentation, negligent misrepresentation, account stated, and joint and several liability. On May 22, 2003, the Court in this case dismissed without prejudice E.S. Bankest’s entire complaint against all defendants, including the Company, and Asheville Packing Company, Inc. On August 13, 2003, Lewis B. Freeman was appointed as acting Receiver of E.S. Bankest by order of Judge Paul C. Huck in the case of Bank Espirito Santo v. E.S. Bankest, LLC, et al., filed August 6, 2003 in the United States District Court for the Southern District of Florida (Miami Division), Case No. 03-CV-22112. Though the case against the Company was dismissed and a Receiver was appointed for E.S. Bankest, it is possible that E.S. Bankest or the Receiver, on behalf of E.S. Bankest, will continue to pursue the claims against the Company. An assessment of the likelihood of an adverse result in any prospective case against the Company cannot be made at this time.

     On or about March 14, 2003, Brown Food Service, Inc. commenced a lawsuit against the Company entitled Brown Food Service, Inc. v. Syndicated Food Service, et al., in the Lawrence County Circuit Court, in the State of Kentucky, Case Number 03-CI-00036. The complaint was also filed against NS Consulting Group, Inc. and George Casale, the Company’s former Vice President, Controller. The complaint alleges fraud, breach of fiduciary duty, and indemnification for liabilities associated with certain Third Party Billing lawsuits that have been filed against Brown Food Service. While the complaint does not specify a dollar amount being sought, Brown has represented that it is seeking in excess of $800,000. The pending litigation has not been fully developed through discovery at this time and no assessment of the likelihood of an adverse result can be made at this time. It is the Company’s position that the claims are without basis and plans to defend itself accordingly.

     Current management has also commenced an internal investigation to ascertain what recourse, if any, the Company has against predecessor management related to the Third Party Billing activities. In the event the outcome of this investigation implicates prior management in fraudulent activities, the Board of Directors has further authorized current management to take appropriate actions to prosecute predecessor management to the fullest extent of the law.

OTHER LITIGATION

     On March 18, 2002, Beltram Edge Tool Supply commenced a lawsuit against Syndicated in the State of Florida Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Case Number 02-1077-A. Beltram alleged that Syndicated owes it $30,555.65 plus interest at 18% per annum, for goods sold and delivered by Beltram to Syndicated between February 2, 2000 and April 27, 2000. On or about May 10, 2002, Syndicated received a Final Judgment ordering that Beltram shall recover the sum of $30,555.65 for goods sold and delivered by Syndicated to Beltram plus $205.00 for costs of the action, totaling $30,760.65.

     On April 19, 2001, Hilbert Binderow filed a complaint against Syndicated and its wholly owned subsidiary, Triton Prestige Products, Inc. (“Triton”), in the State of Florida, Nineteenth Judicial Circuit Court for Martin County, Case Number 01:328 CA, alleging breach of contract with respect to a certain settlement agreement entered into between Mr. Binderow, the Company and Triton, formerly owned by Mr. Binderow and Chris Dalfoe, who was added to the litigation as a third party defendant. The referenced settlement agreement stemmed from the purchase by the Company of Triton from Mr. Binderow and Mr. Dalfoe. Mr. Binderow claims Syndicated owes him $12,000 and title to 15,000 restricted shares of Syndicated common stock. Because the pending litigation has not been fully developed through discovery, an assessment of the likelihood of an adverse result cannot be made at this time.

     On July, 17, 2002, Robert Klezmer filed a complaint against Syndicated in the State of Florida, Seventh Judicial Circuit, Volusia County, Case Number 2002-31328-CICI, alleging breach of contract and promissory estoppel arising under an employment agreement that prior management had allegedly entered into with Klezmer. Klezmer is seeking damages in the amount of $112,000 and title to shares of the Company’s common stock valued at $60,000. Because the pending litigation has not been fully developed through discovery, an assessment of the likelihood of an adverse result cannot be made at this time. The Company is endeavoring to determine if a settlement agreement can be reached with Mr. Klezmer.

BANKRUPTCY

     On March 14, 2003, the Company filed voluntary Chapter 7 bankruptcy petitions on behalf of certain wholly owned subsidiaries, previously engaged in the now terminated Company restaurant segment, in the United States District Court for the Middle District of Florida. The wholly owned subsidiaries that have been discontinued and liquidated through Chapter 7 bankruptcy proceedings included Hard Ball Café, Inc., Floridino’s of Bartow, Inc., Floridino’s of Delray Beach, Inc., Floridino’s Express, Inc., Floridino’s Home of the Calzone, Inc., Floridino’s of Lake Wales, Inc., Floridino’s Pizza Etc., Inc., and Floridino’s of Lakeland, Inc. The Company continues to determine the optimum means to liquidate the remainder of issues involved with its Floridino’s, Inc. subsidiary that housed its New York restaurant operations.

     On March 14, 2003, the Company filed voluntary Chapter 7 bankruptcy petitions on behalf of various wholly owned subsidiaries previously engaged in the food processing segment in the United States District Court for the Middle District of Florida. The wholly owned subsidiaries that have been discontinued and liquidated through Chapter 7 bankruptcy proceedings included Floridino’s Specialties, Inc., Toho Holdings, Inc. and Triton Prestige Products, Inc.

     Other than the investigation and litigation mentioned above, management is not aware of any other such proceedings filed or pending against us which could have a material adverse impact on our future business plans.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Corporation held its Annual Meeting of Stockholders on November 16, 2001, at which shareholders of record on October 5, 2001, the record date, were entitled to vote.

     The items put before the stockholders and the resultant outcome was as follows:

Proposal No. 1 – Amendment to the Articles of Incorporation to increase authorized number of common shares from 25,000,000 to 100,000,000.

For	Against or Withhold	Abstain	Broker Non-Votes
6,038,103	5,000	0	0

Proposal No. 2 – Amendment to the Articles of Incorporation to provide for 20,000,000 shares of preferred stock.

For	Against or Withhold	Abstain	Broker Non-Votes
4,888,643	25,000	0	1,129,460

Proposal No. 3 – Amendment to the Articles of Incorporation to change name to “Syndicated Food Service International, Inc.”

For	Against or Withhold	Abstain	Broker Non-Votes
6,043,103	0	0	0

Proposal No. 4 – Authority to vote for the election of 4 directors to the Board of Directors to serve until the next annual meeting:

Nick Pirgousis -

For	Against or Withhold	Abstain	Broker Non-Votes
6,020,603	0	22,500	0

Frank Dolney -

For	Against or Withhold	Abstain	Broker Non-Votes
6,020,603	0	22,500	0

William C. Keeler -

For	Against or Withhold	Abstain	Broker Non-Votes
6,020,603	0	22,500	0

Roman Fisher -

For	Against or Withhold	Abstain	Broker Non-Votes
6,020,603	0	22,500	0

Proposal No. 5 – Ratify the adoption by the Board of Directors of the Company’s 2001 Equity Compensation Plan.

For	Against or Withhold	Abstain	Broker Non-Votes
4,884,143	2,500	27,500	1,128,960

     There were no matters submitted to a vote of security holders during the calendar year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for the Company’s common stock since the Company became publicly traded has historically been the OTC Bulletin Board. The Company’s common stock was delisted from the OTC Bulletin Board during the second quarter of the calendar year ended December 31, 2002. Subsequent to the delisting of the Company’s common stock, the price of the last trade of the Company’s common stock has been listed in the Pink Sheets. The table below sets forth the high and low bid prices per share for the Company’s common stock as reported on the OTC Bulletin Board for the last two full fiscal years and until the delisting as referenced above. The quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	BID

	HIGH	LOW

Calendar 2000
First Quarter	9.25	8.25
Second Quarter	9.25	6.03
Third Quarter	8.31	3.50
Fourth Quarter	7.75	1.75
Calendar 2001
First Quarter	2.0	1.02
Second Quarter	1.0313	1.01
Third Quarter	2.05	1.01
Fourth Quarter	5.36	2.05
Calendar 2002
First Quarter	5.20	0.55

HOLDERS

     There were approximately 96 holders of record of the Company’s common stock as of December 31, 2001.

     There were approximately 93 holders of record of the Company’s common stock as of December 31, 2002.

     There were approximately 90 holders of record of the Company’s common stock as of September 15, 2003.

DIVIDENDS

     The Company has not declared nor paid any dividends on its common stock for 2000, 2001 or 2002 and in any subsequent period. The Company has never declared or paid any dividends on its common stock. The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business. Thus, it does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company’s future dividend policy will be determined by its Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The 2001 Equity Compensation Plan is the only equity compensation plan approved by the stockholders in either 2001 or 2002.

     On April 30, 2001 the Company’s Board of Directors adopted the 2001 Equity Compensation Plan (the “Plan”). On November 16, 2001, the shareholders ratified the Plan. The Plan provides for the issuance to Company employees, non-employee directors and consultants and advisors shares of common stock pursuant to the grant of incentive stock options, non-qualified stock options and restricted stock. A total of 5,000,000 shares of the Company’s common stock were reserved for issuance under the Plan.

     The Plan is administered by the compensation committee of the Board of Directors which is currently comprised of William D. Breneman, Ronald W. Johnston and John F. McCarthy, III. The statements concerning the terms and provisions of the Plan are summaries only and do not purport to be complete. All such statements are qualified in their entirety by reference to the full text of the Plan.

     Subject to the provisions of the Plan, the compensation committee has the authority to determine to whom stock options and restricted stock awards are granted and the terms of any such grant, including the number of shares subject to, the exercise price and vesting provisions, of the award. The option price per share of the common stock under the Plan will be determined by the compensation committee at the time of each grant, provided, however, that the exercise price per share of any incentive stock option may not be less than the fair market value of the Company’s common stock at the time of the grant of such option. In addition, if any person possessing more than 10% of the voting power of all classes of the Company’s outstanding capital stock is granted an incentive stock option, the exercise price per share must equal at least 110% of the fair market value of the Company’s common stock on the grant date and the term of the option may not exceed five years. Payment for the exercise of an option may be made by cash, check or any other instrument as the compensation committee may accept, including at the discretion of the compensation committee, unrestricted shares of the Company’s common stock. If the Company undergoes a change of control, all outstanding options of restricted stock will become fully vested unless the compensation committee determines otherwise. In a change of control situation, the compensation committee may require that an option holder surrender his or her stock option in exchange for a number of shares of the Company’s common stock with a value equal to the excess of the fair market value of the surrendered stock over the option price of such stock.

     No grant of options to purchase shares of common stock of the Company was made by the Company’s Board of Directors pursuant to the Plan in either of the fiscal years ending December 31, 2001 or December 31, 2002.

     In accordance with the prescribed effective date and compliance date for the disclosure requirements of Item 201(d) of Regulation S-B, the Company has not included equity compensation plan information for fiscal years ending prior to March 15, 2002. The table below, however, sets forth the required equity compensation plan information for the fiscal year ended December 31, 2002.

Equity Compensation Plan Information
(Fiscal Year Ended 2002)

Number of
securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	0	n/a	5,000,000
Equity Compensation Plans Not Approved by Security Holders	3,215,692	$.68	80,726,046 *

     *This number represents the total number of authorized shares of the Company’s common stock, i.e., 100,000,000, less issued shares, those shares reserved for issuance under the Company’s Equity Compensation Plans approved by Security Holders, and shares pursuant to a warrant agreement.

     This table includes the following equity compensation plans not previously approved by the shareholders:

•	On December 19, 2000, the Company issued a warrant to purchase 40,000 shares of the Company’s common stock to Brian Donahue pursuant to a consulting agreement. The per share exercise price was $4.125, and the warrants expire on October 18, 2005.

•	In September 2001, the Company issued a warrant to purchase 2,000,000 shares of the Company’s common stock to Ming Management, Ltd. associated with the $1,500,000 borrowing used in part to purchase Beasley Food Service, Inc. and Beasley Transportation, Inc. The terms of the warrants included a per share exercise price of $1.00 and a maturity date of October 2003. The amended terms of the warrants included a per share exercise price of $0.50 and a warrant term extended until December 31, 2003. The amendment of the warrant terms was done in exchange for the lender’s extension of the maturity date on the original debt borrowing from August 31, 2002 until August 31, 2003.

•	In September 2001, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock to Chan Capital, Ltd. associated with the $1,500,000 borrowing used in part to purchase Beasley Food Service, Inc. and Beasley Transportation, Inc. The terms of the warrants included a per share exercise price of $1.00 and a maturity date of October 2003. The amended terms of the warrants included a per share exercise price of $0.50 and a warrant term extended until December 31, 2003. The amendment of the warrant terms was done in exchange for the lender’s extension of the maturity date on the original debt borrowing from August 31, 2002 until August 31, 2003.

•	In November 2001, the Company granted warrants to purchase 75,000 shares of the Company’s common stock, subject to certain vesting provisions, to Concise Management, Inc. pursuant to a consulting agreement. The per share warrant exercise price is $3.13, with an expiration date of November 1, 2011.

•	Pursuant to the employment agreement between the Company and Thomas P. Tanis, Jr., Mr. Tanis was awarded options to purchase 246,796 shares of the Company’s common stock. The per share exercise price pursuant to the option is $0.75. The exercise term is for 10 years, expiring March 6, 2012. Further, vesting requirements provide the right for Mr. Tanis to exercise said options on the basis of one third at the execution of his employment agreement and one third on both the first and second anniversary.

•	On December 13, 2002, the Company issued a warrant to purchase 13,050 shares of the Company’s common stock to Fidra Holdings, Ltd. to obtain $435,000 of debt financing. The per share warrant exercise price is $0.50, and the warrants expire on December 13, 2004.

•	On December 31, 2002, as part of the settlement of litigation, the Company issued warrants to Mid-American Capital Resource Group, Inc. to purchase 247,246 shares of the Company’s common stock at a per share exercise price of $1.00. The warrants expire on December 31, 2005.

•	On December 31, 2002, as part of the settlement of litigation, the Company issued warrants to Cebcor Service Corporation to purchase 93,600 shares of the Company’s common stock at a per share exercise price of $1.00. The warrants expire on December 31, 2005.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on February 22, 2000, the Company issued 25,000 shares of its common stock to each of Chris Dalfoe and Howard Binderow, pursuant to the terms of the Company’s acquisition of Triton Prestige Products, Inc.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on December 19, 2000, the Company issued a warrant to purchase 40,000 shares of the Company’s common stock to Brian Donahue pursuant to a consulting agreement. The per share exercise price was $4.125 and the warrants expire on October 18, 2005.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, in February 2001, the Company began a private offering of its common stock, each unit offered at $2.00 and consisting of one share of common stock and one warrant exercisable at $1.50 for one share of common stock expiring one year from the date of issuance. The Company received proceeds of approximately $65,000 and on November 7, 2001, issued 32,500 shares of common stock and warrants to purchase an additional 32,500 shares of Company common stock. There were 8 accredited investors who participated in this offering, each of whom was provided with, or otherwise had access to, information, including financial, concerning the Company. The Company self underwrote the private offering. There were no discounts or commissions paid to effect the private offering. Each subscription agreement executed by the investors contained a representation that the shares were being purchased for investment purposes and not with a view to distribution or resale.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on February 20, 2001, by way of additional compensation, the Company issued an aggregate of 25,000 shares of its common stock to certain directors and officers, including 20,000 shares to William Keeler and 5,000 shares to Gil Condinho.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on February 27, 2001, by way of additional compensation, the Company issued 14,000 shares to employee Jacquelyn Williams and issued 3,500 shares of its common stock to James Pobjecky, which upon information and belief was for legal services rendered to the Company.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on March 21, 2001, by way of additional compensation, the Company issued 25,000 shares of its common stock to Michael Floridino, a director and officer.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on July 19, 2001, the Company issued 1,302,243 shares of its common stock to Almond Resources, Ltd. to retire $750,000 of convertible debt. The debentures were convertible into common stock at a conversion price of a 40% discount of the preceding five-day average market price of the stock at the date of conversion.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, in September 2001, the Company began a private offering of its common stock, each unit offered at $2.00 and consisting of one share of common stock and one warrant exercisable at $1.50 for one share of common stock expiring one year from the date of issuance. The Company received proceeds of approximately $2,234,500 and on December 21, 2001, issued 1,089,250 shares of common stock and warrants to purchase an additional 1,089,250 shares of Company common stock. There were 12 accredited investors who participated in this offering, all of whom were provided with, or otherwise had access to, information, including financial, concerning the Company. The Company self underwrote the private offering. There were no discounts or commissions paid to effect the private offering. Each subscription agreement executed by the investors contained a representation that the shares were being purchased for investment purposes and not with a view to distribution or resale. Based upon current management’s audit, a question exists as to the share issuance to two of the accredited investors, wherein one investor subscribed and paid for 20,000 shares of the Company’s common stock and was issued 2,000 shares, along with the warrant to purchase 2,000 shares of common stock, and the other investor paid for, but apparently has not received, 10,000 shares and the related warrant to purchase 10,000 shares of common stock. Management is completing its research and if the additional 28,000 shares are to be issued, along with two warrants to purchase 28,000 shares of common stock in the aggregate, it would bring the total investors to 12 and the total shares sold and warrants issued in the private offering to a revised total of 1,117,250 shares and 1,117,250 warrants. Said additional share and share amount underlying the warrants have not been reflected in the Company issued share amounts in this Form 10-KSB, nor in the audited financial statements accompanied herein.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, in September 2001, the Company issued warrants to purchase in the aggregate, 2,500,000 shares of the Company’s common stock to Ming Management, Ltd. for 2,000,000 shares and Chan Capital, Ltd. for 500,000 shares associated with the $1,500,000 borrowing used in part to purchase Beasley Food Service, Inc. and Beasley Transportation, Inc. The terms of the warrants included a per share exercise price of $1.00 and a maturity date of October 2003. On August 14, 2002, the Company amended the terms of warrants in exchange for an extension of the maturity date on a $1,500,000 debt borrowing from August 31, 2002 until August 31, 2003. The amended terms of the warrants included a per share exercise price of $0.50 and a warrant term extended until December 31, 2003.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, effective October 1, 2001, the Company, through its subsidiary, Momentum Food Services, Inc., entered into an agreement to purchase certain assets from Asheville Packing Company, Inc., owned by 3 members of the Cannon family. Accordingly, on November 23, 2001, the Company issued 800,000 shares of the Company’s common stock at fair market value, which at the time was $2.10 per share for an aggregate consideration of $1,680,000 to the selling parties, which consisted of 3 individuals (the “Selling Parties”). Simultaneous with the closing of the transaction the Selling Parties entered into a stock purchase agreement which provided for the up front transfer of the 800,000 shares to an unrelated third party in exchange for $200,000 cash at closing and 7 subsequent installments of $200,000. The Selling Parties consisted of 3 accredited investors who received unregistered shares of the Company’s common stock, all of whom were provided with, or otherwise had access to, information, including financial, concerning the Company. There were no discounts or commissions paid to effect the transaction.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on November 1, 2001, the Company, subject to certain vesting provisions, granted a warrant to purchase 75,000 shares of its common stock to Concise Management, Inc. pursuant to a consulting agreement. The per share warrant exercise price was $3.13, with an expiration date of November 1, 2011.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on December 11, 2001, by way of additional compensation, the Company issued an aggregate of 240,000 shares of its common stock to certain directors and officers, including 25,000 shares to Roman Fisher, 150,000 shares to William Keeler, 15,000 shares to George Casale, and 50,000 shares to Gil Condinho. Additionally, the Company issued an aggregate of 79,253 shares of its common stock to certain employees, including 58,253 shares to Robert Klezmer, 20,000 shares to Helen Taillefer and 1,000 shares to Melissa Cruz.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on December 11, 2001, the Company issued an aggregate of 132,000 shares of its common stock for services rendered, including 100,000 shares of its common stock to Delta Asset Management pursuant to a consulting agreement and 32,000 shares of its common stock to Equanet, Inc. for past services rendered.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on December 31, 2001, two subsidiaries of the Company, Syndicated Food Service Group, Inc. (“Food Service Group”) and Syndicated Transportation Service Group, Inc. (“Transportation Group”), effected an Agreement and Plan of Merger and Reorganization with Charles A. Beasley and Marjorie A. Beasley (the “Beasleys”), whereby the Food Service Group and the Transportation Group acquired 100% of the outstanding common stock of Beasley Food Service, Inc. and Beasley Transportation, Inc., respectively, from the Beasleys. As part of the Plan of Merger, the Company issued 458,716 unregistered shares of common stock at fair market value for $2,000,000. The Beasleys were the only parties receiving unregistered shares of the Company’s common stock, and they were provided with, or otherwise had access to, information, including financial, concerning the Company. There were no discounts or commissions paid to effect the transaction. Other facts relied upon to make the exemption available were contained in the merger agreements.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, effective March 6, 2002, the Company issued an option to purchase 246,796 shares of its common stock pursuant to the employment agreement between the Company and Thomas P. Tanis, Jr. The per share exercise price pursuant to the option is $0.75, which is due to expire on March 6, 2012. Further, vesting requirements provide the right for Mr. Tanis to exercise said options on the basis of one third at the execution of his employment agreement and one third on both the first and second anniversary.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on December 31, 2002, as part of the settlement of litigation, the Company issued warrants to Cebcor Service Corporation and Mid-American Capital Resource Group, Inc. to purchase 93,600 and 247,246 shares, respectively, of the Company’s common stock at a per share exercise price of $1.00, with an expiration date of December 31, 2005. The Company did not receive any proceeds from the issuance of the warrants and the issuance was to settle two pending legal claims against the Company and its wholly owned subsidiary, Beasley Food Service. In return, in part, for the issuance of the warrants, the Company and Beasley Food Service received a general release of claims by the plaintiffs.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on December 13, 2002, the Company issued a warrant to purchase 13,050 shares of its common stock to Fidra Holdings, Ltd. to obtain $435,000 of debt financing. The per share warrant exercise price is $0.50, which is due to expire on December 13, 2004.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on March 7, 2003, the Company issued a warrant to purchase an aggregate of 1,000,000 shares of its common stock to the new Board of Directors and certain management. The per share warrant exercise price is $0.25, which is due to expire on March 7, 2008. Each of the 5 new members of the Board of Directors, including Thomas Tanis, Jr., Charles Beasley, Ronald Johnston, John McCarthy, and William Breneman, received a warrant to purchase 200,000 shares of common stock. Additionally, two employees, Barry Nogay and Charles Cooksey, each received a warrant to purchase 50,000 shares of common stock on the same terms as the directors.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on August 29, 2003, the Company agreed to issue 229,358 shares of its common stock to Charles Beasley and Marjorie Beasley pursuant to an Extension and Exchange Agreement entered into then between the Company and Charles Beasley and Marjorie Beasley. The shares were issued as part of the consideration to the Beasleys for agreeing to modify the terms of certain debt obligations due to them from the Company.

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on August 29, 2003, the Company issued a warrant to purchase 25,000 shares of its common stock to Hagerty & Associates for services rendered to the Company under a consulting agreement. The per share warrant exercise price is $0.25, which is due to expire on August 29, 2006.

     The Company has not filed a registration statement under the Securities Act of 1933 in the preceding three fiscal years.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL STATEMENT: FACTORS THAT MAY AFFECT FUTURE RESULTS

     With the exception of historical information, the matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as “anticipates”, “expects”, “believes”, “plans”, “could”, and similar words and phrases. Factors that could cause the Company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include, but are not limited to, the following: trends in the economy as a whole, which may affect consumer confidence and consumer demand for the types of food products sold by the Company; competitive pressures from domestic and foreign processors and distributors of Italian frozen foods and meat which may affect the nature and viability of the Company’s business strategy; unpredictable changes in growing conditions inherent in agriculture; other agricultural risks, including those associated with pesticides, herbicides and disease control and crop protection efforts; the Company’s ability to maintain and expand its distribution base; the Company’s ability to maintain and improve its plants, equipment and technological systems; changes in the Company’s customer base as a result of competition and/or consolidation of retail grocery chains; risks associated with governmental regulation and taxation, including the existence or effects of tariffs; availability and cost of labor employed; changes in industry capacity and production; the availability, costs and terms of financing, including the risk of rising interest rates; availability of trade credit and terms with vendors; the Company’s use of financial leverage and the potential impact of such leverage on the Company’s ability to execute its operating strategies; the ability to maintain gross profit margins; the seasonal nature of the Company’s business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific items; costs associated with the storage, shipping, handling and control of inventory; and potential adverse publicity for the food industry or certain of the Company’s food products.

SEGMENT REPORTING DISCLOSURES

     The Company operates three on-going business segments: Wholesale Foodservice Distribution (see description of Beasley Operations in Item 1), Food Processing (see description of Momentum operations in Item 1) and Corporate. Included under Corporate segment is the Company’s real estate holding, which is currently comprised of the land and buildings upon which the Beasley Operation is operated. The Company’s business segments are based on business divisions that offer similar products and services. With the October 2001 sale of the Company’s last restaurant, the

Company treated its Restaurant segment as discontinued operations for the years ended December 31, 2000, 2001 and 2002.

     The diagram below depicts the Company’s segment structure.

(1)	Discontinued Operations

I. CONSOLIDATED RESULTS OF OPERATIONS:

Consolidated sales, gross profit and net income:

     Consolidated sales for the years ended December 31, 2000, 2001 and 2002 were $347,401, $506,234 and $20,978,534 respectively. Gross profit for the years ended December 31, 2000, 2001 and 2002 was $43,054, $170,968 and $4,757,241 respectively. For the aforementioned three-year period, gross profits represented approximately 12%, 33% and 22% of sales. The 2002 figure is generally consistent with industry standards, and management expects this level to remain constant or slightly increase, depending on the product mix and composition of gross revenues.

     The low level of gross revenues between 2000 and 2001 reflects the transformation the Company endured during the year ended December 31, 2001, and the decision to discontinue the restaurant segment of operations, results of which are reported separately in the Company’s financial statements. Events between 2000 and 2001 affecting the continuing operations of the Company included the suspension of operations at its food processing facility in Palm City, Florida, and the transfer to and subsequent suspension of these operations at its service and distribution facility in Lakeland, Florida. During this period, the effects of these closures were offset by further transferring operations to Momentum in Asheville, North Carolina, which produced approximately $181,000 of revenues in the last three months of 2001. The Momentum operations were fully functioning at the beginning of 2002 and contributed approximately $915,000 in revenues during the year, and it is expected that revenues will increase in subsequent periods as plant capacity utilization is increased, administrative and operating synergies are realized with the Beasley Operation, and management oversight is improved. Management believes this approach, leveraged with the niche nature of Momentum’s product line, will result in gross margins meeting or exceeding industry benchmarks.

     The Beasley Operation contributed approximately $19 million in revenues during 2002, driving the considerable increase in operating revenues from the previous years. This amount was in line with the previous two calendar years, and the operations, personnel and assets utilized remained fairly constant, which reflects certain industry characteristics. As noted below, the food service distribution industry is highly competitive, with revenues being driven largely by pricing considerations, though some level of flexibility exists depending on the product mix and distribution channel. The current focus of management is to maintain the high level of service quality associated with the Beasley Operation, isolate the low margin elements in the product mix and seek to increase the margins on these elements through internal economies. While this approach may result in flat or marginal revenue growth, it is believed it may yield higher gross margins, and increased return on assets when combined with enhanced management control over selling and general and administrative expenses.

     Selling and general and administrative expenses for the years ended December 31, 2000, 2001 and 2002 were, $1,405,561, $2,524,709 and $5,754,911, respectively. Highlights of changes in the major components of these expenses for continuing operations are detailed and discussed below:

				Annual	Annual
	12/31/00	12/31/01	12/31/02	Change (1)	Change (2)

Payroll and benefits	461,000	1,175,000	2,378,000	714,000	1,203,000
Professional Fees	383,000	740,000	780,000	357,000	40,000
Rent & utilities	190,000	90,000	441,000	(100,000)	351,000
Insurance	71,000	22,000	327,000	(49,000)	305,000
Corporate travel	88,000	71,000	53,000	(17,000)	(18,000)
Repairs & Maintenance	50,000	20,000	285,000	(30,000)	265,000
Taxes and Penalties	25,000	47,000	368,000	22,000	321,000

(1)	Change from 2000 to 2001

(2)	Change from 2001 to 2002

     The increase in payroll and benefits costs from 2000 to 2001 is driven by the one-time charge of approximately $766,000 for common stock issued to former officers and employees for services rendered. Without these charges, payroll and benefits would have declined from 2000 to 2001, a decline reflective of the operations suspensions and office closures that took effect during 2001. The corporate payroll and benefits cost increase year to year from 2001 to 2002 is driven by the addition of the Beasley Operation and Momentum less savings from the reduction of management and staff at all other operations. It is expected that future increases in payroll costs will be directly related to the payroll burden associated with any acquired entity or operation.

     Professional fees include the costs of legal, consulting and auditing services provided to the Company. The bulk of professional fees incurred in 2001 relate to legal fees associated with the private offering of securities executed during the year, the acquisition of the Beasley Operation and the acquisition of certain assets of Asheville Packing Company, Inc., by Momentum, as well as significant consulting fees paid in the form of common stock to a consulting firm. The majority of the professional fees incurred in 2002 relate to legal fees associated with the private offering undertaken in the fourth quarter of 2001, the acquisition of the Beasley Operation, responding to the inquiry of the Securities and Exchange Commission regarding Delta Asset Management, and litigation against the Company associated with prior management’s alleged actions. Auditing and consulting fees increased as well due to the Company requiring substantial external assistance in reconstructing and compiling its financial records to undertake the audit for calendar years 2001 and 2002. While management is unable to estimate future legal costs related to future acquisitions, offerings of securities or unasserted legal actions, it intends to retain a limited number of skilled management to reduce the need for extensive assistance from outside law firms, consultants and accounting professionals.

     Rent and utility costs include facilities rent, office lease costs and utilities provided to these locations. The decline from 2000 to 2001 reflects the closure of corporate offices and restaurant locations and the related cancellation of the underlying leases. Rent and utility cost increased year on year from 2001 to 2002 due to the full year rent of the Beasley facilities, and those facilities leased to the Company in Asheville, North Carolina. These expenses are expected to remain consistent with the 2002 level over future operating periods, and management believes any significant increases would be related to the expansion of operations or acquisition of additional properties.

     Insurance costs include health and medical, workers compensation, property and casualty and automobile/fleet coverage. The significant fluctuation in these expenses in the period between 2000, 2001 and 2002 are a primary reflection of the makeup of those entities acquired in the fourth quarter 2001. The employees in the Beasley and Momentum operations are mostly full time employees whose medical and other benefit costs are borne by the Company. Additionally, the large transportation fleet maintained in the Beasley Operation requires substantial coverage to protect the Company’s transportation assets. In contrast, employee levels were significantly lower in the 2001 and 2000 operating periods, and the composition differed in that many employees were not afforded similar benefits to those now provided. While management does not anticipate large increases in the level of insurance costs other than those borne by any acquired entities, it recognizes the general upward trend in health and medical costs in the economy as a whole, and that this trend may result in increased costs in the foreseeable future.

     Corporate travel costs are those related to air travel, lodging, auto rental and meals and entertainment for management and employees. The slight declines from 2000 to 2001 and from 2001 to 2002 reflect the scaling down of operations with respect to the Beasley and Momentum operations, operations for which travel is somewhat limited, and the overall reduction in management and employee levels over those periods. It is expected that these costs will continue to decline over future periods as management will seek to utilize internet based accounting and reporting solutions, as well as interoffice teleconferencing and electronic media exchanges.

     Repairs and maintenance costs reflect the burden of maintaining the productive assets of the Company. The significant increase from 2001 to 2002 reflects the costs related to the upkeep of the transportation assets in the Beasley Operation. Management believes these costs will remain consistent into the foreseeable future with any significant changes being driven by increases or decreases in the pool of transportation assets.

     Taxes and penalties represent property, sales and income taxes, and any penalties for late filing, underpayment or underreporting, including underpayment of payroll taxes. The increase from 2000 to 2001 is primarily related to the Company being unable to deposit payroll taxes on a timely basis for its operations in Palm City and Lakeland, Florida, as well as remit sales taxes on a regular basis. As these facilities were closed and employees released during 2001, related payroll and sales tax burdens declined, and the Company was able to fund a significant portion of accrued taxes due. The significant increase in taxes and penalties from 2001 to 2002 reflect substantial amounts due to the State of Delaware for 2002 Annual Franchise Taxes. These taxes are created through the incorporation of two of the Company’s wholly owned subsidiaries in the state of Delaware, with the tax due driven by the number of authorized shares of each subsidiary. For 2002, the tax was estimated at $150,000 for each subsidiary, and the Company will recognize a like amount during 2003 until the capital structure of the subject subsidiaries are redesigned to minimize this tax burden.

     After deducting these and all other selling and general and administrative costs, including impairments to fixed assets during 2000 and 2001 and the loss on failed asset purchase during 2001, the Company experienced losses from operations of ($1,640,064), ($4,653,297) and (997,670) for the years ended December 31, 2000, 2001 and 2002, respectively. Net loss from discontinued operations was ($1,040,168), ($421,169) and ($32,810) for the years ended December 31, 2000, 2001 and 2002, respectively, generating a net loss for each of the three years of $($2,361,132), ($6,878,584) and ($1,909,780) respectively.

     The Company recognized trading gains on securities investments of $917,518, $111,493 and $0 during the years ended December 31, 2000, 2001 and 2002, respectively. The stock investments are accounted for as a “trading security” as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which recognizes the unrealized gains or losses from investments as “Gain on short-term investments” in the consolidated statement of operations. As of December 31, 2001, the securities account had a minimal value and management liquidated the securities during calendar 2002 to fund working capital needs. Management does not currently anticipate initiating investing activities along these lines in the foreseeable future.

     The Company sold property and equipment during 2001 and 2002 as follows:

•	The Company sold property and equipment with a net book value of $637,449 for a total of $453,903 in consideration during 2001. As a result of these transactions, the Company recorded a loss on the sale of assets of $17,182 in loss from continuing operations for the year ended December 31, 2001, and included a loss of $166,364 in loss from discontinued operations for the same period.

•	The Company sold an office building and a warehouse facility for a total of $285,000 in proceeds during 2002. No gain or loss resulted from the sale of these properties as they had been written down to net realizable value as of December 31, 2001 and, as such, are reflected in the Company’s balance sheet as “Assets Held for Sale” as of that date. Additionally, the Company sold certain transportation assets and a motor home with a net book value of $5,000 for a total of $36,550, recognizing a gain on disposal of property and equipment of $31,550 for the year.

     Management does not anticipate receiving additional proceeds from property and equipment sales on an on-going basis, as the remaining amount shown in the “Assets Held for Sale” is land currently encumbered by mortgage. All other property and equipment is employed in the normal course of business of the active operations.

     As noted in Item 3, the Company became party to multiple legal actions emanating from what is referred to as a “Third Party Billing” scheme. As a result of the actions as described in Item 3, the Company established a reserve for contingent losses and recognized a loss reserve of $1,556,271 in the consolidated statement of operations for the year ended December 31, 2001, consistent with the applicable terms of SFAS No. 5, “Accounting for Contingencies". No additional loss reserves were established during 2002, and management believes the remaining reserve as reflected on the Company’s balance sheet as of December 31, 2002 is sufficient to cover the disposition of the remaining legal actions as they occur in the foreseeable future.

     Interest expense was $531,164, $414,728 and $867,907 during the years ended December 31, 2000, 2001 and 2002, respectively. The increase from 2001 to 2002 reflects the increased debt burden maintained by the Company, as the acquisition of the Beasley Operation was largely debt financed, access to equity capital was limited, and cash flows were insufficient to afford principal repayments on a regular basis. Additionally, the Company recorded $600,0000 in deferred offering costs as part of issuing 2,500,000 warrants to purchase common stock in September 2001. The warrants were issued as part of obtaining $1,500,000 in debt financing and, accordingly, were amortized to interest expense over the one-year term of the debt. The maturity date of this debt was extended in August 2002 in return for the Company extending the expiration period of the warrants and lowering the exercise price. In result, the Company recorded a deferred offering cost of $100,000, amortizable to interest expense over a one-year period. Interest rates on outstanding obligations range from 5% to 12% and accrue on a monthly basis. The decrease in interest expense from 2000 to 2001 was largely driven by the isolated charge of $388,000 in interest expense recognized in 2000 attributable to the issuance of a convertible debenture in 1999. Management currently anticipates interest expense to decline marginally over the forthcoming quarters as it seeks to fund repayments with externally acquired equity capital as well as convert certain obligations from debt to equity instruments.

Liquidity and Capital Resources:

     As of December 31, 2000, 2001 and 2002, the Company had working capital deficits of $(1,588,412), $(82,984) and $(4,744,825), respectively.

     On a consolidated basis, cash on hand was $87,799, $656,003 and $43,939 as of December 31, 2000, 2001 and 2002, respectively, and the Company used $140,897, $1,301,257 and $567,452 in cash for operating activities during the years then ended.

     During 2001, the Company raised $2,238,800 (net of placement costs) from private placements of its common stock, received $1,650,000 in debt financing from a related party, and received $403,980 in advances from individuals and related parties. Additionally, the Company received $377,594 in proceeds from sales of marketable securities, $8,922 from the sale of property and equipment, and acquired $208,664 of cash in the purchase of businesses and assets. During the year, the Company employed these resources to fund operating activities, provide the $800,000 cash portion of the Beasley Operation acquisition, fund a $700,000 restricted cash account, and purchase $21,149 in property and equipment. Additionally, the Company repaid $495,321 in advances to individuals and related parties, paid $400,000 in notes payable to related parties, paid $70,858 in notes and capital leases payable, and funded a bank overdraft of $75,460 during the year.

     During 2002, the Company received $918,048 in debt financing from a related party, was funded $651,677 in net proceeds from refinancing the real property associated with the Beasley Operation by Syndicated Bloomington I LLC, and received advances of $175,342 from individuals and related parties. Additionally, the Company appropriated $700,000 from the restricted cash fund, and received proceeds of $321,550 from the sale of property and equipment. During the year, the Company employed these resources to fund operating activities, provide the $1,500,000 portion of the Syndicated Bloomington I LLC acquisition of property, and acquire $355,795 in property, equipment and other assets. Additionally, the Company paid $623,870 in notes payable, funded a bank overdraft of $370,118, and repaid $84,655 in notes payable to a related party.

     During 2001, 2002 and the current period, the Company has been largely reliant on financing from related parties to fund operations as its financial condition has given rise to doubt about its ability to continue as a going concern. The working capital deficiencies described above, in addition to the Company’s stockholders’ deficiency of ($1,124,183), (187,132) and (1,663,579), respectively, as of December 31, 2000, 2001 and 2002, has limited the Company’s ability to acquire external financing in the normal course of business.

     To fund on-going operations, new management designed and implemented a plan to address working capital needs which included settlement of certain legal complaints filed against the Company, the reduction of accounts payable associated with closed operations and entities, reduction of corporate expenses compared to historic levels, a plan to convert certain of its debt obligations to equity, and to secure additional working capital through a private offering of the Company’s equity securities.

     On December 31, 2002, the Company settled five different complaints filed or threatened against the Company related to Third Party Billing for an aggregate of $225,108 and 340,846 warrants to purchase the Company’s common stock. The Company borrowed the funds to enter into the settlement agreements from a related party. The total damages sought by the five litigants were $1,015,585 (See Footnote 16 to the Financial Statements).

     On or about August 26, 2002, the Company settled a sixth complaint related to the Third Party Billing for $270,000, together with interest. The Company borrowed $155,000 to enter into the settlement agreement from the same related party from whom it had borrowed the $225,108 with respect to the five settled complaints referenced above. With respect to the sixth complaint, the Company is in default of its settlement agreement, and therefore is presently liable for the net of the original damages, plus accrued interest, for approximately $332,000.

     On March 14, 2003, the Company filed voluntary Chapter 7 bankruptcy petitions on behalf of certain wholly owned subsidiaries, previously engaged in the now terminated Company restaurant segment, in the United States District Court for the Middle District of Florida. The wholly owned subsidiaries that have been discontinued and liquidated through Chapter 7 bankruptcy proceedings included Hard Ball Café, Inc., Floridino’s of Bartow, Inc., Floridino’s of Delray Beach, Inc., Floridino’s Express, Inc., Floridino’s Home of the Calzone, Inc., Floridino’s of Lake Wales, Inc., Floridino’s Pizza Etc., Inc., and Floridino’s of Lakeland, Inc. The Company continues to determine the optimum means to liquidate the remainder of issues involved with its Floridino’s, Inc. subsidiary that housed its New York restaurant operations. On March 14, 2003, the Company filed voluntary Chapter 7 bankruptcy petitions on behalf of various wholly owned subsidiaries previously engaged in the food processing segment in the United States District Court for the Middle District of Florida. The wholly owned subsidiaries that have been discontinued and liquidated through Chapter 7 bankruptcy proceedings included Floridino’s Specialties, Inc., Toho Holdings, Inc. and Triton Prestige Products, Inc. As a result of these filings, the Company recognized a gain from liabilities discharged in bankruptcy of approximately $460,000 during the first quarter of calendar 2003.

     Additionally, in August 2003 the Company entered into a Debt Conversion Agreement to convert certain notes payable due to two investment companies and related parties in the aggregate of approximately $2,100,000 to common shares of the Company. Pursuant to this agreement, the conversion shall occur at such time as the Company raises $1,000,000 of new equity working capital, and will result in the issuance of 7,000,000 common shares at an issue price of $.30 per share. If the Company is unable to raise said working capital on or before November 1, 2003, this agreement shall be null and void (See Note 18 to the Financial Statements).

     Similarly, in August 2003, the Company entered into an Extension and Exchange Agreement to convert certain put rights classified as a debt obligation of $2,000,000 as of June 30, 2003 from a related party, into what would be a newly created preferred stock. Pursuant to this agreement, the conversion shall occur at such time as the Company raises $1,000,000 of new equity working capital. If the Company is unable to raise said working capital on or before November 1, 2003, then the put obligation will remain classified as debt (See Note 16 to the Financial Statements).

     As of the third quarter of calendar 2003, management has initialed a plan to conduct a private offering of the Company equity securities to raise a minimum amount of $1,000,000 and a maximum amount of $2,000,000 to address the Company’s liquidity position and fund on-going corporate expenses.

II. CRITICAL ACCOUNTING POLICIES

     The Company believes the following are its most critical accounting policies in that they are the most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments.

Revenue and Cost Recognition

     The Company recognizes gross revenues from sales of food and food-related products when goods are shipped and title or risk of loss resides with the end customer, which typically occurs when the customer accepts the shipment and products. Rebates and allowances from vendors are recognized in the period they are received from the vendor unless such rebates and allowances are reasonably estimable at the end of a reporting period.

Allowance for Doubtful Accounts

     The Company regularly monitors and assesses its risk of not collecting amounts owed to it by its customers. This evaluation is based upon a variety of factors including: an analysis of amounts currently and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts for this risk. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

Inventory

     Inventory is stated at the lower of cost (first-in, first-out method) or market, and primarily consist of food, produce products, and ingredients used in the frozen food processing facility. The inventories of the Company’s processing and distribution facilities are constantly monitored for slow moving or damaged products which, if exist, are written off from saleable inventory, with a charge to inventory impairment made for the difference between the carrying value and estimated market value. The Company also conducts periodic physical counts to test the efficacy of the policies and procedures for receiving, storing, processing and shipping inventory.

Asset Impairment

     The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset.

Income Taxes

     The Company accounts for income taxes under the accrual method established by Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences and events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted rates for the year in which the differences are expected to reverse. For a further discussion, see Note 15 to the Consolidated Financial Statements.

Business Combinations and Goodwill

     In July 2001, the Financial Accounting Standards Board (“’FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations and for goodwill and intangible assets resulting from business combinations, respectively. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations and applies to all business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the periodic amortization of goodwill (and intangible assets deemed to have indefinite lives) and requires impairment to be tested annually. Further, SFAS No. 142 replaces the measurement guidelines for impairment, whereby goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and cannot be applied retroactively. SFAS No. 142 is to be applied to all recorded goodwill and intangible assets as of the date of adoption. The Company has applied SFAS No. 142 for the accounting of goodwill and other intangible assets beginning January 1, 2002.

     The Company assesses the recoverability of goodwill and other intangible assets by determining whether the fair values of these assets exceed their carrying values. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions in the food service and food processing industry. Actual results could differ from these assumptions and projections resulting in the Company revising its assumptions and, if required, recognizing an impairment loss.

III. FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

Interest rates

     The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s debt obligations under its credit facility.

Interruption of Supplies

     The Company obtains substantially all of its foodservice products from third party suppliers. For the most part, the Company does not have long-term contracts with its suppliers committing them to provide products to the Company. Although purchasing volumes can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by the Company in the quantities requested. Because the Company does not control the actual production of the entire product line that it offers for sale, it is also subject to delays caused by interruption in production based on conditions outside its control. These conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, and natural disasters or other catastrophic events. The inability to obtain adequate supplies of its foodservice products as a result of any of the foregoing factors or otherwise, could mean that the Company could not fulfill its obligations to customers, and customers may turn to other distributors.

Low Margin Business; Economic Sensitivity

     The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. The Company makes a significant portion of its sales at prices that are based on the cost of products it sells plus a percentage markup. As a result, profit levels may be negatively impacted during periods of food price deflation, even though gross profit percentage may remain relatively constant. The foodservice industry is sensitive to national and regional economic conditions and operating results are also sensitive to, and may be adversely affected by, other factors, including difficulties with the collectability of accounts receivable, inventory control, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Although these factors have not had a material adverse impact on past operations, there can be no assurance that one or more of these factors will not adversely affect future operating results.

Product Liability Claims

     The Company, like any other seller of food, faces the risk of exposure to product liability claims in the event that the use of products sold causes injury or illness. With respect to product liability claims, the Company believes it has sufficient primary or excess umbrella liability insurance for the operating entities to cover any exposure in this regard. However, this insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all liabilities. In certain cases, the Company may seek contractual indemnification and insurance coverage from parties supplying its products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could materially reduce net income and earnings per share.

The Company’s Market Is Highly Competitive And The Company May Not Be Able To Continue To Compete Efficiently

     Many competitors are larger, diversified companies with substantially greater financial resources and name recognition than the Company. Major competitors include large companies such as U.S. Food Service, Sysco Corporation and Performance Food Group, Inc., among others. The Company may be at a disadvantage in competing with companies with greater diversification and resources because competitors may be better able to withstand current or future downturns in the market.

The Company’s Business May Suffer From The Loss of Key Personnel

     The Company’s operations are dependent on the continued efforts of its officers and executive management. In addition, it is dependent on the performance and productivity of its local managers and field personnel. The Company’s ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key officers and members of executive management may cause a significant disruption to its business.

The Price Of The Company’s Common Stock May Fluctuate Significantly, which May Result In Losses For Investors

     The market price for the Company’s common stock has been and may continue to be volatile. Its stock price can fluctuate as a result of a variety of factors, including factors listed in the above Risk Factors and others, many of which are beyond the Company’s control. These factors include: actual or anticipated variations in the Company’s quarterly operating results; announcements relating to strategic relationships or acquisitions; changes in financial estimates or other statements by securities analysts; and changes in general economic conditions.

     Because of this volatility, the Company may fail to meet the expectations of its shareholders or of securities analysts, and its stock price could decline as a result.

ITEM 7. FINANCIAL STATEMENTS.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002, 2001 AND 2000

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.

CONTENTS

PAGE	29	INDEPENDENT AUDITORS’ REPORT
PAGE	30	INDEPENDENT AUDITORS’ REPORT
PAGE	31	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002, 2001 AND 2000
PAGE	32	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
PAGES	33 – 34	CONSOLIDATED STATEMENTS OF CHANGES OF SHAREHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
PAGE	35	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
PAGES	36 – 57	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of:
Syndicated Food Service International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Syndicated Food Service International, Inc. and Subsidiaries (the “Company”), as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Syndicated Food Service International, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company had a net loss from continuing operations of $1,876,970 and negative cash outflows from continuing operations of $567,452 for the year ended December 31, 2002 and had a working capital deficiency of $4,744,825 and shareholders’ deficiency of $1,663,579 as of December 31, 2002. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 18. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
September 4, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
Floridino’s International Holdings, Inc. and its Subsidiaries
n/k/a Syndicated Food Service International, Inc.

We have audited the accompanying consolidated balance sheets of Floridino’s International Holdings, Inc. (“the Company”) and its Subsidiaries as of December 31, 2000 and 1999 (December 31, 1999 not presented herein), and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, (December 31, 1999 not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Floridino’s International Holdings, Inc. and its Subsidiaries at December 31, 2000 and 1999 (December 31, 1999 not included herein), and the consolidated results of its operations and its cash flows for the years then ended, (December 31, 1999 not presented herein), in conformity with accounting principals generally accepted in the United States of America.

As more fully discussed in Note 2 to the financial statements of Floridino’s International Holdings, Inc. for the year ended December 31, 2000 (not presented herein), there are significant matters concerning the Company that raise substantial doubt as to the ability of the Company to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2 to these financial statements. The financial statements for the year ended December 31, 2000 do not contain any adjustments that might result from the outcome of this uncertainty.

Berkovits, Lago & Company, LLP
Ft. Lauderdale, Florida
April 12, 2001, except as to Note 11,
    for which the date is October 8, 2003

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002, 2001, 2000

	December 31, 2002	December 31, 2001	December 31, 2000

ASSETS
CURRENT ASSETS
Cash	$43,939	$656,003	$87,799
Restricted cash	—	700,000	—
Accounts receivable (net of allowance for bad debt of $158,984, $7,667 and $941)	1,520,635	1,742,810	70,152
Prepaid expenses	32,996	33,779	41,548
Investment in marketable securities	—	301	266,402
Inventory	1,071,059	1,069,189	67,141
Other current assets	20,375	20,579	—
Assets of discontinued operations	—	31,021	785,994

Total Current Assets	2,689,004	4,253,682	1,319,036
PROPERTY AND EQUIPMENT, NET	4,182,134	719,566	1,178,658
Goodwill	1,536,784	1,536,784	—
Other intangible assets, net	520,000	650,000	—
Assets held for sale	115,000	400,000	—
Other assets	258,815	8,990	20,548

TOTAL ASSETS	$9,301,737	$7,569,022	$2,518,242

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Bank overdrafts	$—	$370,118	$75,460
Accounts payable and accrued expenses	1,999,093	1,259,338	673,621
Accrued interest payable	109,746	69,114	71,838
Convertible debentures – related party	—	—	750,000
Advances payable	286,000	110,659	111,500
Reserve for contingent losses	1,052,709	1,556,271	—
Deferred taxes	68,000	—	—
Capital leases payable (current portion)	55,063	23,049	45,696
Notes payable – related parties (current portion)	3,166,600	—	268,792
Notes payable (current portion)	191,351	567,444	74,086
Liabilities of discontinued operations	505,267	380,673	836,452

Total Current Liabilities	7,433,829	4,336,666	2,907,445

LONG-TERM DEBT
Capital leases payable (non-current portion)	—	32,014	133,584
Notes payable – related parties (non-current portion)	1,033,210	3,266,420	481,208
Notes payable (non-current portion)	2,498,277	121,054	120,188

TOTAL LIABILITIES	10,965,316	7,756,154	3,642,425

SHAREHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 11,058,262, 11,058,262 and 7,245,000 shares issued and outstanding, respectively	11,058	11,058	7,245
Additional paid-in capital	11,895,848	11,795,848	3,584,026
Accumulated deficit	(13,503,818)	(11,594,038)	(4,715,454)
Deferred debt offering costs	(66,667)	(400,000)	—

Total Shareholders’ Deficiency	(1,663,579)	(187,132)	(1,124,183)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$9,301,737	$7,569,022	$2,518,242

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	December 31,	December 31,	December 31,
	2002	2001	2000

REVENUES
Food and beverage sales	$20,802,900	$431,134	$315,633
Other revenues	175,634	75,100	31,768

Total Revenues	20,978,534	506,234	347,401

COST OF GOODS SOLD	16,221,293	335,266	304,347

GROSS PROFIT	4,757,241	170,968	43,054

OPERATING EXPENSES
Selling, general and administrative expenses	5,754,911	2,524,709	1,405,561
Impairment of fixed assets	—	682,232	277,557
Loss on failed asset purchase	—	1,617,324	—

Total Operating Expenses	5,754,911	4,824,265	1,683,118

LOSS FROM OPERATIONS	(997,670)	(4,653,297)	(1,640,064)

OTHER INCOME (EXPENSE)
Gain on short-term investments	—	111,493	917,518
Gain on settlements of capital leases	—	39,666	—
Other income (expense)	25,057	32,905	22,980
Gain (loss) on disposal of property and equipment	31,550	(17,183)	(90,234)
Reserve for contingent losses	—	(1,556,271)	—
Interest expense	(867,907)	(414,728)	(531,164)

Total Other Income (Expense)	(811,300)	(1,804,118)	319,100

LOSS BEFORE TAX PROVISION	(1,808,970)	(6,457,415)	(1,320,964)
INCOME TAX PROVISION	68,000	—	—

LOSS FROM CONTINUING OPERATIONS	(1,876,970)	(6,457,415)	(1,320,964)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(32,810)	(421,169)	(1,040,168)

NET LOSS	$(1,909,780)	$(6,878,584)	$(2,361,132)

Net loss per common share:
Basic and fully diluted from continuing operations	$(0.17)	$(0.81)	$(0.18)
Basic and fully diluted from discontinued operations	(0.00)	(0.05)	(0.14)

Basic and fully diluted loss per share	$(0.17)	$(0.86)	$(0.32)

Weighted average of common shares:
Basic and fully diluted	11,058,262	7,961,171	7,285,164

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

					Deferred
					Debt
	Common Stock		Paid-In	Accumulated	Offering
	Shares	Amount	Capital	Deficit	Costs	Total

Balance at December 31, 1999 (as restated)	7,707,000	$7,707	$3,068,409	$(2,354,322)	$—	$721,794
Issuance of common stock to purchase Triton	50,000	50	399,950	—	—	400,000
Return of common stock to treasury by officer	(512,000)	(512)	512	—	—	—
Capital donated by officer	—	—	64,000	—	—	64,000
Warrants issued for services	—	—	51,155	—	—	51,155
Net loss during 2000	—	—	—	(2,361,132)	—	(2,361,132)

Balance at December 31, 2000	7,245,000	7,245	3,584,026	(4,715,454)	—	(1,124,183)
Return of common stock by officer	(388,200)	(388)	—	—	—	(388)
Private placement of common stock	1,121,750	1,122	2,237,678	—	—	2,238,800
Conversion of debentures to equity	1,302,243	1,302	748,698	—	—	750,000
Stock issued to officers for services	290,000	290	562,842	—	—	563,132
Stock issued to employees for services	93,253	93	203,126	—	—	203,219

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

					Deferred
					Debt
	Common Stock		Paid-In	Accumulated	Offering
	Shares	Amount	Capital	Deficit	Costs	Total

Stock issued to consultants and vendors for services	135,500	135	180,737	—	—	180,872
Stock issued to purchase Asheville	800,000	800	1,679,200	—	—	1,680,000
Stock issued to purchase Beasley	458,716	459	1,999,541	—	—	2,000,000
Warrants issued as deferred debt offering costs	—	—	600,000	—	(600,000)	—
Amortization of deferred debt offering costs	—	—	—	—	200,000	200,000
Net loss during 2001	—	—	—	(6,878,584)	—	(6,878,584)

Balance, December 31, 2001	11,058,262	11,058	11,795,848	(11,594,038)	(400,000)	(187,132)
Warrant revaluation on deferred debt offering costs	—	—	100,000	—	(100,000)	—
Amortization of deferred debt offering costs	—	—	—	—	433,333	433,333
Net loss during 2002	—	—	—	(1,909,780)	—	(1,909,780)

BALANCE, DECEMBER 31, 2002	11,058,262	$11,058	$11,895,848	$(13,503,818)	$(66,667)	$(1,663,579)

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	12/31/2002	12/31/2001	12/31/2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,876,970)	$(6,457,415)	$(1,320,964)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	310,027	149,058	128,802
Gain on sale of marketable securities	—	(111,493)	(169,430)
Gain on settlement of capital leases	—	(39,666)	—
Bad debt expense	36,106	—	1,441
Amortization of debt discount	—	—	388,889
(Gain) loss on disposal of fixed assets	(31,550)	17,183	90,234
Loss on failed asset purchase	—	1,617,324	—
Impairment of fixed assets	—	682,232	277,557
Compensation expense	—	947,224	51,155
Amortization of deferred debt offering costs	433,333	200,000	—
Other	—	—	23,567
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	186,068	53,214	(77,024)
Prepaid expenses	783	40,252	(44,332)
Inventory	(1,870)	65,716	(32,459)
Other assets	204	(3,573)	7,107
Accounts payable and accrued expenses	739,346	(59,410)	483,353
Accrued interest payable	140,632	41,826	51,207
Reserve for contingent losses	(503,561)	1,556,271	—

Net Cash (Used In) Provided By Operating Activities	(567,452)	(1,301,257)	(140,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses	—	(800,000)	—
Cash acquired in purchases of businesses	—	208,664	—
Purchase of property and equipment	(1,674,272)	(21,149)	(394,658)
Acquisition of other assets	(181,824)	—	—
Proceeds from sale of property and equipment	321,550	8,922	409,766
Decrease (increase) in restricted cash	700,000	(700,000)	—
Proceeds from sale of marketable securities	301	377,594	471,778

Net Cash (Used In) Provided By Investing Activities	(834,245)	(925,969)	486,886

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(370,118)	(75,460)	75,460
Issuance of common stock	—	2,299,500	—
Payment of stock issuance costs	—	(60,700)	—
Borrowings on notes payable	651,677	—	—
Payments on notes payable	(623,870)	(13,089)	(159,112)
Advance received	150,342	15,659	14,000
Advances received – related parties	25,000	388,321	—
Repayments of advances	—	(495,321)	—
Payment of capital leases	—	(57,769)	(30,454)
Proceeds from notes payable – related parties	918,048	1,650,000	250,000
Payment on notes payable – related parties	(84,655)	(400,000)	(191,177)

Net Cash Provided By (Used In) Financing Activities	666,424	3,251,141	(41,283)

NET (DECREASE) INCREASE IN CASH DURING THE PERIOD FROM CONTINUING OPERATIONS	(735,273)	1,023,915	304,706
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	123,209	(455,711)	(576,356)
CASH – BEGINNING OF YEAR	656,003	87,799	359,449

CASH – END OF YEAR	$43,939	$656,003	$87,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$293,942	$252,494	$126,259

Income taxes paid during the period	$—	$—	$—

Note 1 - Organization of the Company and Summary of Significant Accounting Policies

Syndicated Food Service International, Inc., (the “Company” or “Syndicated”), formerly Floridino’s International Holdings, Inc., was incorporated on June 25, 1997 in the State of Florida. The Company distributes food and produce to wholesale and retail outlets, and produces frozen Italian food products for institutional use, such as schools and prisons. The Company’s operations and clients are located in the middle and southeastern United States.

In October 2001, the Company, through its subsidiary, Momentum Food Services Inc., (“Momentum”) purchased certain assets and real estate of Asheville Packing Company, Inc. (“Asheville Packing”), a food processing entity located in Asheville, North Carolina, for approximately $1.68 million (See Note 3).

On December 31, 2001, through its wholly-owned subsidiaries, Syndicated Food Service Group, Inc. and Syndicated Transportation Service Group, Inc. (“Food Service Group”), the Company completed a merger with Beasley Food Service, Inc. and Beasley Transportation, Inc. (collectively “Beasley”), a wholesale foodservice distribution operation located in Bloomington, Indiana, for approximately $4.0 million (See Note 2).

In January 2002, through its subsidiary Syndicated Bloomington I LLC, the Company acquired a foodservice distribution facility and real estate that houses the Beasley Operation in Bloomington, Indiana for approximately $3.5 million (See Note 3).

Consolidation- The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company balances have been eliminated.

Revenue and Cost Recognition- The Company recognizes revenue from sales of food and food-related products as the service is provided. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

Cash – Cash includes cash held on deposit in financial institutions. Trading securities are not considered cash equivalents and are shown separately as investments in marketable securities.

Investment in Marketable Securities- Investment in marketable securities represents the purchase of common stocks of publicly traded companies. As per Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company classifies this investment as a “trading security” and accordingly, the investment is recorded at fair market value at December 31, 2002, 2001 and 2000, and any unrealized gains or losses have been recognized and recorded in “other income (expense)” in the statements of operations.

Inventory- Inventory is stated at the lower of cost (first-in, first-out method) or market and primarily consists of food, produce products, and ingredients for the frozen food processing plant.

Reclassifications- Certain accounts in the 2000 financial statements have been reclassified to conform to the 2002 and 2001 financial statement presentation.

Property and Equipment- Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method over the estimated useful life of the asset. Improvements made to leased property are amortized on a straight-line basis over the estimated useful life of the improvement or the period of the lease remaining, whichever is less. The following is a summary of the estimated useful lives used in computing depreciation expense:

Equipment	5 years
Leasehold improvements	5 - 10 years
Vehicles	5 years
Buildings	30 years
Furniture & fixtures	5 years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

Goodwill and Other Intangible Assets - Goodwill is the excess of cost over net assets of acquired businesses. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”, the Company did not amortize goodwill that arose from purchases after June 30, 2001. Other intangible assets consist primarily of a covenant not to compete. Other intangible assets are recorded at cost and amortized on a straight-line basis. The covenant not to compete has a life of five years. During the year ended December 31, 2002, the Company recorded amortization expense of $130,000 relating to the covenant not to compete.

Long Lived Assets- The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. For the years ended December 31, 2001 and 2000, the Company recognized impairment charges of $682,232 and $277,557, respectively. An impairment charge of $271,002 for the year ended December 31, 2000 has been included in discontinued operations. Beginning January 1, 2002, the Company reviews long-lived assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2002, the Company determined that there were no long-lived assets that were impaired.

Income Taxes - The Company accounts for income taxes under the accrual method established by SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences and events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted rates for the year in which the differences are expected to reverse.

Earnings per share - In accordance with SFAS No. 128, “Earnings Per Share”, basic net loss per share has been computed based on the weighted-average of common shares outstanding during the period. Diluted earnings per share include the effects of any outstanding financial instruments that may be converted into common stock, and therefore classified as common stock equivalents. SFAS No. 128 provides guidance to calculate the equivalent number of common shares that would be likely issued in the event the holder would elect to convert the financial instrument into common shares. As per SFAS No. 128, common stock equivalents are not considered in the diluted earnings per share calculation at December 31, 2002, 2001 and 2000 because the effect would have been anti-dilutive.

Recent accounting pronouncements - In July 2001, the Financial Accounting Standards Board (“‘FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations and for goodwill and intangible assets resulting from business combinations, respectively. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations and applies to all business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the periodic amortization of goodwill (and intangible assets deemed to have indefinite lives) and requires impairment to be tested annually. Further, SFAS No. 142 replaces the measurement guidelines for impairment, whereby goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and cannot be applied retroactively. SFAS No. 142 is to be applied to all recorded goodwill and intangible assets as of the date of adoption. The Company has applied SFAS No. 142 for the accounting of goodwill and other intangible assets beginning January 1, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has applied SFAS No. 144 for the accounting for the impairment or disposal of long-lived assets beginning in the fourth quarter of 2001. The application of this statement resulted in the classification, and separate financial presentation of certain entities as discontinued.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

               In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

               In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

               In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

               SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

          Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

Other than the early application of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” management does not expect the impact from these statements’ pronouncements to have a material impact on the Company’s consolidated financial position or results of operations.

Note 2- Business Combinations

On December 31, 2001, two subsidiaries of the Company, Syndicated Food Service Group, Inc. and Syndicated Transportation Service Group, Inc. (collectively the “Food Service Group”), effected an Agreement and Plan of Merger and Reorganization with Charles A. Beasley and Marjorie A. Beasley (the “Beasleys”), whereby the Food Service Group acquired 100% of the outstanding common stock of Beasley Food Service, Inc. and Beasley Transportation, Inc., respectively, from the Beasleys. The Company tendered a payment of $800,000 at closing, issued 458,716 common shares at a fair value of $2,000,000, and issued a $1,266,420 secured promissory note to complete the transaction (See Note 7).

The below table provides the calculation of the goodwill acquired as of December 31, 2001 in the acquisition as well as the major assets and liabilities:

Consideration paid in Business Combinations	$4,066,420

Estimated Fair Market Value of Assets Acquired:
Cash	195,482
Accounts receivable, net	1,689,098
Inventory	1,020,522
Other current assets	32,481
Property and equipment, net	653,678
Other assets	8,990
Covenant not to compete	650,000
Estimated Fair Market Value of Liabilities Acquired:
Bank overdrafts	(370,118)
Accounts payable	(642,787)
Accrued expenses	(113,880)
Notes payable	(503,330)
Advance from shareholder	(90,500)

Estimated Fair Market Value of Net Assets Acquired	2,529,636

Goodwill Acquired, Balance December 31, 2001	1,536,784
Impairment losses	—

Balance, December 31, 2002	$1,536,784

In February 2000, the Company issued 50,000 shares of common stock at a fair value of $400,000 to purchase 100% of the issued and outstanding common stock of Triton Prestige Products, Inc., a privately held company specializing in Italian food processing. Triton became a wholly owned subsidiary of the Company and its results of operations are included in the food processing segment.

The purchase method of accounting was used to record the transaction and accordingly, the fair market value of the assets acquired and the liabilities acquired at the date of the transaction are recorded in the books and records of the Company. Goodwill of $291,168 resulted from the transaction. As of December 31, 2000, the Company wrote off the balance of the goodwill due to the uncertainty of any future recoverability.

The Company closed the facilities of Triton Prestige Products, Inc. in the fourth quarter of 2001 and, as noted in Note 18, filed a Chapter 7 bankruptcy petition in March 2003.

Pro forma information is provided, as follows, as if the above acquisitions had occurred on January 1, 2000.

	2001	2000

Revenues	$18,855,573	$18,786,664
Net loss	$(6,845,087)	$(1,476,285)
Basic and fully diluted loss per share	$(0.86)	$(0.20)
Basic and fully diluted weighted average common shares	7,961,171	7,285,164

Note 3- Asset Purchases

In January 2002, a subsidiary of the Company, Syndicated Bloomington I LLC, acquired a parcel of land and a 62,000 square foot facility in Bloomington, Indiana from the Beasleys. The Company tendered a payment of $1,500,000 and paid off an existing mortgage on the subject property of approximately $2,000,000.

Concurrent with this transaction, the Company acquired a mortgage for approximately $2,625,000 in proceeds. The mortgage was secured by the (i) the real property and facility discussed above (ii) liens on the accounts receivables and inventory of Syndicated Bloomington I, LLC, and (iii) a guaranty of payment by the Food Service Group, the Company’s former Chairman and its former Chief Executive Officer.

In October 2001, a subsidiary of the Company, Momentum Food Services, Inc. (“Momentum”), purchased certain assets and real estate of Asheville Packing Company, Inc. (the “Selling Parties”), located in Asheville, North Carolina, for approximately $1,680,000. The acquisition was effected by the Company issuing to the Selling Parties 800,000 common shares at a fair value of $1,680,000. Simultaneously with the purchase of the real estate, the Selling Parties entered into a stock purchase agreement with an unrelated third party that, in turn, provided for the purchase by the unrelated third party of the 800,000 shares of Company common stock in 8 equal installments of $200,000. At that time, pursuant to the terms of the stock purchase agreement, the Selling Parties transferred ownership of the 800,000 shares of the Company’s common stock to the unrelated third party. The Company also provided the Selling Parties a guarantee against the performance of the unrelated third party purchase of the 800,000 shares, the only recourse to which was the right of the Selling Parties to take back ownership of the land and buildings in the event of a default by the purchaser of the 800,000 shares of Company common stock. Through the Company’s guarantee and the terms of the stock purchase agreement, Momentum tendered a security interest in said land and buildings. The only recourse of the Selling Parties against the Company, Momentum, or pursuant to the stock purchase agreement, in the event of non-payment of the stock purchase, was limited to the security interest in the land and buildings acquired. The first installment was paid pursuant to the stock purchase agreement at the date of closing with no other payments tendered by the unrelated third party.

Effective December 31, 2002, the Company and the Selling Parties entered into an agreement to rescind the original asset purchase agreement due to non performance under the stock purchase agreement by the unrelated third party. Under the terms of this revised agreement, the Company returned its interest in the buildings and real estate acquired, and executed a one-year lease commencing October 1, 2001. Under the lease, the Company has recognized rent expense of $66,000 and $16,500 during the years ended December 31, 2002 and 2001, respectively. The Company continued the use of these assets after this lease expired under month-to-month lease terms until it ceased operations in Asheville on June 30, 2003 (See Note 19). Because of the failure of the unrelated third party to honor the terms of the agreement since its inception and the subsequent return of the material assets nominally acquired under the original agreement, the Company has not reflected the acquired buildings and real estate in the Balance Sheets as of December 31, 2002 and 2001 and has taken a loss of $1,617,324 during the year ended December 31, 2001 to reflect the difference between the $1,680,000 of common stock given as consideration and the fair value of the assets acquired. The Company is not aware of any plans by the unrelated third party to return the 800,000 shares of common stock.

A summary of the operating assets and liabilities acquired at estimated fair market value is as follows:

Estimated Fair Market Value of Assets Acquired:
Cash	$13,182
Accounts receivable	37,361
Inventory	47,243
Estimated Fair Market Value of Liabilities Acquired:
Accounts payable	(32,878)
Accrued expenses	(2,232)

Estimated Fair Market Value of Net Assets Acquired	$62,676

Note 4- Inventory

Inventory consists of the following as of December 31, 2002, 2001 and 2000:

	12/31/02	12/31/01	12/31/00

Raw Materials	$39,319	$31,273	$32,784
Finished Goods	1,031,740	1,037,916	34,357

Total	$1,071,059	$1,069,189	$67,141

During the years ended December 31, 2002, 2001 and 2000, the Company incurred impairment charges against inventory in the amount of $0, $25,363, and $0, respectively, due to slow moving, obsolete or spoiled inventory.

Note 5- Property and Equipment

The following table is a summary of property and equipment as of December 31, 2002, 2001 and 2000:

	12/31/02	12/31/01	12/31/00

Equipment	$244,940	$220,356	$235,849
Leasehold improvements	384,104	384,103	399,576
Vehicles	292,472	147,787	73,799
Buildings	3,173,325	—	359,000
Land	300,000	—	320,000
Furniture & fixtures	—	—	81,476

Total property & equipment	4,394,841	752,246	1,469,700
Less accumulated depreciation and amortization	(212,707)	(32,680)	(291,042)

Net property and equipment	$4,182,134	$719,566	$1,178,658

Depreciation and amortization expense from continuing operations for the years ended December 31, 2002, 2001 and 2000 was $180,027, $149,058 and $128,802, respectively. Certain equipment and property carrying values, including those assets acquired under capital lease agreements, were adjusted to net realizable value for the years ended December 31, 2002, 2001 and 2000, resulting in impairment charges to continuing operations in the amount of $0, $682,232 and $277,557, respectively. Included in the loss from discontinued operations for the year ended December 31, 2000 is an impairment charge of $271,002.

Note 6- Convertible Debentures

In 1999, the Company received proceeds of $750,000 by issuing convertible debentures to a related party. The debentures matured in October 2001 and carried an interest rate of 9%. The debentures were convertible into common stock at a conversion price of a 40% discount of the preceding five-day average market price of the stock at the date of conversion. Accordingly, $500,000 of the proceeds of the debenture offering was recorded as a beneficial conversion feature during 1999. The beneficial conversion feature was amortized and included in interest expense using the effective interest method over the life of the debentures. Accordingly, remaining amortization of $388,889 was recorded as interest expense during 2000.

In July 2001, the holders of the convertible debentures elected to convert the debt to common stock. As a result, the Company retired $750,000 of the convertible debt and issued 1,302,243 shares of common stock.

Note 7- Notes Payable – Related Parties

The following is a listing of related party notes payable as of December 31, 2002, 2001, and 2000:

	12/31/02	12/31/01	12/31/00

$500,000 mortgage payable to an investment company (A) at 9% due in 2003. The mortgage is secured by the property located in Lakeland, Florida.	$495,342	$500,000	$500,000
$237,207 note payable to a contractor at interest of 8.25% due in 2002. The loan is secured by the leasehold improvements of the New York restaurant. The note was assumed by the buyer of the restaurant in 2001, and is included in liabilities of discontinued operations as of December 31, 2000.	—	—	237,207
$65,388 unsecured note payable to a related party at 8.25% interest maturing in 2002. The note was paid in full in 2001, and is included in liabilities of discontinued operations as of December 31, 2000.	—	—	65,388
$192,632 unsecured note payable to a related party at 8.25% interest maturing in 2002. The note was paid in full in 2001, and is included in liabilities of discontinued operations as of December 31, 2000.	—	—	192,632
$250,000 note payable to an investment company (A) with an extended maturity date of June 2001 at interest of 15%. The note was secured by 1,000,000 common shares held by a related party, and was paid in full in 2001.	—	—	250,000
$1,600,000 note payable to an investment company (A) that matures in 2003 bearing interest at 10% During 2002, $100,000 of accrued interest was capitalized into the base amount of the note.	1,600,000	1,500,000	—
$98,048 unsecured notes payable (5) to an investment company (A) bearing interest at 10% and maturing in 2003.	98,048	—	—

	12/31/02	12/31/01	12/31/00

$285,000 unsecured notes payable (3) to an investment company (A) bearing interest at 10% and maturing in 2003.	285,000	—	—
$20,000 unsecured note payable to an investment company (A) bearing interest at 10% and maturing in 2003.	20,000	—	—
$435,000 unsecured note payable to an investment company (A) bearing interest at 12% and maturing in 2003.	435,000	—	—
$1,266,420 note payable to sellers of common stock in acquired subsidiaries (See Note 2) bearing interest at 3.91%. The note is payable in three installments commencing in 2003, and matures in 2005.	1,266,420	1,266,420	—

Total debt	4,199,810	3,266,420	1,245,227
Less current maturities	(3,166,600)	—	(268,792)
Less notes payable included in liabilities of discontinued operations	—	—	(495,227)

Long-term debt	$1,033,210	$3,266,420	$481,208

(A)  The investment company referred to above is a related party as it holds a significant amount of common stock of the Company (See Note 17).

Interest expense on these notes for the years ended December 31, 2002, 2001 and 2000 was $262,916, $216,665 and $111,873, respectively.

Maturities of notes payable to related parties as of December 31, 2002 are as follows:

2003	$3,166,600
2004	500,000
2005	533,210

$4,199,810

Note 8- Notes Payable – Unrelated Parties

The following is a listing of unrelated party notes payable as of December 31, 2002, 2001 and 2000:

	12/31/02	12/31/01	12/31/00

$2,625,000 mortgage payable at interest of 5.25% maturing in 2009. The mortgage is secured by the plant building and land in Bloomington, Indiana.	$2,568,574	$—	$—
$64,114 note payable to the former auditors of the Company, which was paid in full in 2002.	—	64,114	64,114

	12/31/02	12/31/01	12/31/00

$140,000 mortgage payable to an individual at interest of 9% maturing with an original maturity in 2007. The mortgage is currently in foreclosure proceedings.	121,054	121,054	130,160
Line of credit at 5% secured by the assets of Beasley, paid in 2002.	—	503,330	—

Total debt – unrelated parties	2,689,628	688,498	194,274
Less current maturities	(191,351)	(567,444)	(74,086)

Long term debt – unrelated parties	$2,498,277	$121,054	$120,188

Interest expense on these notes for the years ended December 31, 2002, 2001 and 2000 was $162,608, $17,570 and $19,680, respectively.

Maturities of notes payable to unrelated parties as of December 31, 2002 are as follows:

2003	$191,351
2004	67,852
2005	77,944
2006	82,259
2007	86,813
Thereafter	2,183,409

$2,689,628

Note 9- Stock Warrants Issued and Outstanding

On April 30, 2001, the Company’s Board of Directors adopted the 2001 Equity Compensation Plan (the “Plan”). On November 16, 2001, the shareholders ratified the Plan. The Plan provides for the issuance to Company employees, non-employee directors and consultants and advisors shares of Common Stock pursuant to the grant of incentive stock options, non-qualified stock options and restricted stock. A total of 5,000,000 shares of the Company’s Common Stock were reserved for issuance under the Plan.

In December 2000, a consultant received warrants to purchase 40,000 shares of common stock at an exercise price of $4.125 per share expiring in October 2005 for services rendered to the Company through December 2000. In September 2001, as part of the terms in securing $1,500,000 of debt financing, the Company issued to two related parties a warrant to purchase, in the aggregate, 2,500,000 shares of common stock at an exercise price of $1.00 per share expiring in October 2003. As a result of this issuance, the Company recorded deferred debt offering costs of $600,000 in 2001, amortizable over a one-year period. Amortization of the deferred debt offering costs in the amount of $400,000 and $200,000 is included in interest expense for the years ended December 31, 2002 and 2001, respectively.

These terms were revised in August 2002, with the exercise price reduced to $.50 per share, and the expiration date extended to December 31, 2003. To reflect the benefit to the Company from the extension of this debt, the Company recorded $100,000 of deferred debt offering costs, amortizable over a one-year period, and included $33,333 of amortization in interest expense for the year ended December 31, 2002.

In February and September 2001, the Company began a private offering of its common stock, each unit consisting of one share of common stock and one warrant exercisable at $1.50 for one share of common stock expiring one year from the date of issuance. Both offerings were completed by the end of the fourth quarter of 2001 and as a result, the Company issued an aggregate of 1,121,750 warrants, which subsequently expired on or before December 21, 2002. In November 2001, the Company issued 75,000 warrants to a consultant as part of a consulting agreement. Each share is exercisable at $3.13 and expires in November of 2011. In March 2002, the Company issued a warrant to purchase 246,796 shares of the Company’s common stock as part of an employment agreement with the Chief Executive Officer. Each share is exercisable at $.75 and expires in March of 2012. In December 2002, the Company issued warrants to purchase a total of 340,846 shares of the Company’s common stock as part of settlement agreements with two parties involved in the “Third Party Billing” actions as discussed in Note 16 below. Each warrant is exercisable at $1.00 per share and expires on December 31, 2005. Also in December 2002, the Company issued warrants to purchase a total of 13,050 shares of the Company’s common stock as part of obtaining the financing to settle these “Third Party Billing” actions. Each warrant is exercisable at $.50 per share and expires on December 13, 2004.

A summary of issued and outstanding stock warrants is as follows:

			Weighted
		Range of	Average
	Amount	Exercise Price	Exercise Price

Balance, December 31, 1999	—
Granted	40,000	$4.00-4.50	$4.13
Cancelled	—
Exercised	—

Balance, December 31, 2000	40,000	$4.00-4.50	$4.13
Granted	3,621,750	$0.50-1.50	$0.85
Granted	75,000	$3.00-3.99	$0.06
Cancelled	—
Exercised	—

Balance, December 31, 2001	3,736,750	$0.50-4.50	$0.82
Granted	600,692	$0.50-1.00	$0.89
Expired	(1,121,750)	$0.50-1.50	$0.44
Exercised	—

Balance, December 31, 2002	3,215,692	$0.50-4.50	$0.55

	Outstanding			Exercisable

			Average		Average
		Average Life	Exercise		Exercise
	Shares	(a)	Price	Shares	Price

$.50 - .74	2,513,050	1.00	$0.50	2,513,050	$0.50
$.75 - .99	246,796	8.84	$0.75	82,266	$0.75
$1.00 - 2.99	340,846	3.00	$1.00	340,846	$1.00
$3.00 - 3.99	75,000	8.87	$3.13	75,000	$3.13
$4.00 - 4.50	40,000	2.80	$4.13	40,000	$4.13

	3,215,692	2.06	$0.68	3,051,162	$0.68

(a)  Average contractual life remaining in years.

The Company used SFAS No. 123, “Accounting for Stock Options”, to value the issuance of the warrants. For the purpose of determining compensation expense under SFAS No. 123, the fair value of each warrant is measured at the grant date using the Black-Scholes option-pricing model. As a result of the warrant issuance in the years ended December 31, 2002, 2001 and 2000, the Company recorded compensation expense of $0, $0 and $51,155, respectively.

As noted above, the fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Estimated dividend yield	$—	$—	$—
Expected stock volatility	182%	20%	20%
Risk free interest rate	6%	6%	6%
Expected life of options (years)	1.9	2.0	2.0

The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the warrant holder. The pro forma effect of including the compensation expense as calculated relating to the warrants issued is not considered material.

Note 10- Offering of Common Stock

In February 2001, the Company executed a private offering of its common stock, each unit consisting of one share of common stock and one warrant exercisable at $1.50 for one share of common stock expiring one year from the date of issuance. The offering was completed in the fourth quarter of 2001 and the Company received proceeds of approximately $65,000 and issued 32,500 shares of common stock and 32,500 warrants. The proceeds were used to provide working capital to meet general corporate needs.

In September 2001, the Company began a private offering of its common stock, each unit consisting of one share of common stock and one warrant exercisable at $1.50 for one share of common stock expiring one year from the date of issuance. The offering was completed in the fourth quarter of 2001 and the Company received proceeds of approximately $2,234,500 and issued 1,089,250 shares of common stock and 1,089,250 warrants. The proceeds were used as follows:

	12/31/02	12/31/01

Beginning Balance	$549,856	$—
Proceeds from offering	—	2,234,500
Notes Payable - related parties	—	(538,020)
Accrued Interest - related parties	(67,080)	(143,021)
Repayment of advances from related parties	—	(396,321)
Repayment of advances from others	—	(54,000)
Acquisition of subsidiaries	(225,764)	—
General working capital	(257,012)	(553,282)

Remaining balance of proceeds	$—	$549,856

During the year ended December 31, 2001, the Company incurred $60,700 of stock issuance costs, which have been recorded as a reduction of additional paid-in capital.

Note 11- Sale of Restaurant and Discontinued Operations

In October 2001, the Company sold the last restaurant that it operated, located in New York, New York for $44,000 and the assumption of $281,790 in debt and accrued interest, and recognized a loss of $166,364 on the transaction, which is included in the loss from discontinued operations in 2001. Under the terms of the agreement, the Company retained the catering portion of the operations until the catering agreement itself was terminated in May 2002.

As noted in Note 1 to the financial statements, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which is effective for fiscal years beginning after December 15, 2001. As encouraged by the FASB, the Company early adopted SFAS No. 144 in the fourth quarter 2001 and has retroactively applied it to transactions occurring during the year ended December 31, 2001. All prior full year reporting periods have been restated to reflect the adoption. The application of this statement resulted in the classification and separate financial presentation of certain entities as discontinued operations, which are not included in continuing operations. Sales from discontinued operations for the years ended December 31, 2002, 2001 and 2000 were $7,955, $987,363 and $2,541,755, respectively. The major classes of discontinued assets and liabilities included in the Balance Sheets are as follows:

	12/31/02	12/31/01	12/31/00

Cash	$—	$31,021	$(53,717)
Accounts receivable	—	—	5,431
Prepaid expenses	—	—	2,783
Inventory	—	—	17,672
Net property and equipment	—	—	798,933
Other assets	—	—	14,892

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$—	$31,021	$785,994

Accounts payable and accrued expenses	$380,267	$380,673	$341,225
Advances payable	125,000	—	—
Notes payable - related parties	—	—	495,227

TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$505,267	$380,673	$836,452

Note 12- Fair Values of Financial Instruments

The carrying amounts of all cash, accounts receivables, accounts payable, accrued expenses, notes payable and other obligations reported in the balance sheet are estimated by management to approximate fair value.

Note 13- Supplemental disclosure of non-cash investing and financing activities

The following non-cash transactions are not included in the consolidated statements of cash flows:

	12/31/2002	12/31/2001	12/31/2000

PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Payments on notes payable by officer	$—	$—	$(64,000)
Acquisition of net current assets
Cash	—	(208,664)	—
Accounts receivable	—	(1,726,459)	—
Inventory	—	(1,067,765)	—
Other current assets	—	(32,481)	—
Bank overdrafts	—	370,118	—
Accounts payable	—	675,665	—
Accrued expenses	—	116,112	—
Acquisition of property and equipment	(1,973,325)	(653,678)	(466,970)
Acquisition of goodwill	—	(1,536,784)	—
Acquisition of other intangible assets	—	(650,000)	—
Acquisition of other assets	—	(8,990)	—
Assumption of note payable and accrued interest in sale of restaurant	—	281,790	—
Capitalized accrued interest on notes payable – related parties	(100,000)	—	—

	$(2,073,325)	$(4,441,136)	$(530,970)

PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Equity issued to officer for notes payable payment	$—	$—	$64,000
Equity issued for Triton Prestige Products, Inc.	—	—	400,000
Obligations acquired under capital leases	—	—	66,970
Note payable issued for Beasley	—	1,266,420	—

	12/31/2002	12/31/2001	12/31/2000

Equity issued for Beasley	—	2,000,000	—
Equity issued for Asheville Packing Company	—	1,680,000	—
Assumption of note payable in sale of restaurant	—	(281,790)	—
Note payable issued for Syndicated Bloomington I LLC	1,973,325	—	—
Additional notes payable for capitalized interest	100,000	—	—
Additional interest expense for change in warrant exercise price	100,000	—	—

	$2,173,325	$4,664,630	$530,970

	12/31/2002	12/31/2001	12/31/2000

SUMMARY OF CHANGES IN CASH FLOWS OF DISCONTINUED OPERATIONS:
NET CASH USED IN OPERATING ACTIVITIES	$(1,791)	$(197,691)	$(576,356)
NET CASH USED IN INVESTING ACTIVITIES	—	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	125,000	(258,020)	—

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	$123,209	$(455,711)	$(576,356)

Note 14- Segments

The Company discloses segment information in accordance with SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information,” which requires companies to report selected segment information. The following table summarizes segment information:

	12/31/02	12/31/01	12/31/00

Gross Sales
Restaurants	$—	$—	$—
Food service	19,844,716	126,224	—
Food processing	914,784	344,462	347,401
Corporate	219,034	35,548	—

Total gross sales	$20,978,534	$506,234	$347,401

Gross Profit
Restaurants	$—	$—	$—
Food service	4,328,473	20,677	—
Food processing	209,734	114,743	43,054
Corporate	219,034	35,548	—

Total gross profit	$4,757,241	$170,968	$43,054

Income (loss) from operations
Restaurants	$—	$—	$—
Food service	232,992	(677,996)	—
Food processing	(201,277)	(1,805,032)	(690,366)
Corporate	(1,029,385)	(2,170,269)	(949,698)

Total loss from operations	$(997,670)	$(4,653,297)	$(1,640,064)

Total Assets
Restaurants	$—	$31,021	$785,993
Food service	3,212,405	4,100,251	—
Food processing	186,047	171,219	644,859
Corporate	5,903,285	3,266,531	1,087,390

	12/31/02	12/31/01	12/31/00

Total assets	$9,301,737	$7,569,022	$2,518,242

Depreciation & Amortization
Restaurants	$—	$—	$—
Food service	93,746	85,726	—
Food processing	4,914	19,700	90,982
Corporate	211,367	43,632	37,820

Total	$310,027	$149,058	$128,802

Interest
Restaurants	$—	$—	$—
Food service	—	8,334	—
Food processing	—	1,139	19,514
Corporate	867,907	405,255	511,650

Total	$867,907	$414,728	$531,164

The goodwill of $1,536,784 relates to the food service segment. The segments of the Company follow the same accounting policies as the consolidated group.

Note 15- Income taxes

Provision for income taxes is comprised of the following:

	12/31/02	12/31/01	12/31/00

Loss before provision for income taxes	$(1,808,970)	$(6,457,415)	$(1,320,964)

Current tax expense:
Federal	$—	$—	$—
State	—	—	—

Total	—	—	—
Less deferred tax benefit:
Federal loss carry-forward	(501,717)	(2,115,805)	(449,127)
Allowance for recoverability	501,717	2,115,805	449,127

Provision for income taxes	$—	$—	$—

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

	12/31/02	12/31/01	12/31/00

Statutory U.S. federal rate	$—	$—	$—
Statutory state and local income tax	—	—	—
Less allowance for tax recoverability	—	—	—

Effective rate	$—	$—	$—

Deferred income taxes are comprised of the following:
Federal loss carry-forward	$(3,382,695)	$(2,880,978)	$(765,173)
Allowance for recoverability	3,382,695	2,880,978	765,173

Deferred tax benefit	$—	$—	$—

Included in accounts payable and accrued expenses as of December 31, 2002 are State of Delaware Annual Franchise Taxes in the amount of $300,000. The tax relates to the two Company subsidiaries formed to effect the business combination discussed in Note 2, and is based on the number of authorized shares of each subsidiary as of December 31, 2002. While the Company acknowledges its obligations under the Franchise Tax for 2002 and subsequent periods, it is undertaking a review of the need for the substantial number of authorized shares of these subsidiaries as the tax created approximates 10% of the total assets of the subsidiaries.

Note 16 – Commitments and Contingencies

Capital Leases

The Company is the lessee of certain equipment accounted for as capital leases in years 2002, 2001 and 2000. The assets and liabilities of the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset purchased. The capital leases are amortized over the term of the lease or the estimated useful life of the asset, whichever is less. The remaining lease obligation of $55,063 as of December 31, 2002 was included in the bankruptcy filing of Triton Prestige Products, Inc. The assets related to the capital lease were fully written down resulting in an impairment charge of $88,616 for the year ended December 31, 2001.

Imputed interest rates on capitalized leases range from 6.50% to 27.50% based upon the lower of the Company’s incremental borrowing rate at the inception of the lease or the lessor’s implicit rate of return.

Contingencies

Beasley Put Right

As part of the acquisition by the Food Service Group of the Beasley Operations (See Note 2), the Company entered into a First Amendment to the Agreement and Plan of Merger that included, in part, a put right (the “Put Right”) with the selling party (the “Shareholder”). The Put Right provides for the Shareholder having a right to put, at any time during the 20-day period commencing on June 30, 2003 (the “Put Date”) and ending on July 20, 2003 (the “Expiration Date”) all, but not less than all, the 458,716 shares of common stock of the Company’s common stock received by the Shareholder to the Company, in the event that the average closing asked price for common shares of the Company for the 20 trading days immediately preceding the Put Date is less than $4.36 per common share for an aggregate value of approximately $2,000,000. In the event the Shareholder exercises the Put Right and the Company tenders the $2,000,000, the second installment of principal due to the Shareholder on the $1,266,420 note payable referred to in Note 2 and Note 7 shall be deferred by one year to January 2, 2005, when it will become payable concurrent with the third and final installment due on that note.

Effective July 8, 2003, the Shareholder provided the Company with a Notice of Exercise of Put Right. The Company has been unable to satisfy its obligations resulting from the exercise of the Put Right, rendering the Company in default. To remedy the default, the Company and the Shareholder executed an Extension and Exchange Agreement (the “E&E Agreement”) in August 2003. The terms of the E&E Agreement provide for the following commitments by the Company in consideration for certain forbearances and amendments agreed to by the Shareholder. Effective as of August 29, 2003, the Company has released the Shareholder from any indemnification obligations under the Agreement and Plan of Merger and released the Shareholder’s 458,716 common shares from a pledge as security for those indemnification obligations. In addition, the Company became obligated to issue an additional 229,358 common shares to the Shareholder, and to attempt to secure for the Shareholder the senior lender’s consent to junior security interests in the assets of Beasley Food Service and Syndicated Bloomington I LLC that would be subordinate to the senior lender.

The Company also agreed that in the event it is successful raising new equity capital in a private placement, then the Shareholder’s original common shares (458,716) will be converted into $2,000,000 of a newly created Series A Preferred Stock with enhanced voting rights.

The Shareholder still retains the Put Right exercisable on or after November 1, 2003, until a new expiration date of November 30, 2003 (and exercisable earlier than November 1, 2003 if certain covenants and conditions of the E&E Agreement are not met by the Company). The Shareholder has agreed to defer calling its $1,266,420 note into default and agreed not to realize on the security for the note until the Put Right again becomes exercisable, and has further agreed both to waive any outstanding defaults and to adjust a principal paying date, in the event the Company closes the anticipated private placement to raise new equity capital and satisfies the principal and interest payments then outstanding to the Shareholder.

On Going Investigations

In February of 2002, the United States Securities and Exchange Commission (“SEC”) issued a Formal Order of Investigation styled, In the Matter of Delta Asset Management Corp., LLC, an unrelated party retained during 2001 to act as a consultant for the Company. As part of this investigation, the SEC has inquired into whether there have been any violations of the registration or antifraud provisions of Federal securities laws in connection with the September 2001 offer and sale of stock of the Company as discussed in Note 10. As of the date of this report, no charges have been brought or threatened by the SEC against the Company or any individual associated with the Company. The Company’s Board of Directors and management will continue to fully support all requests made of it by the SEC in this regard to ascertain whether former officers and directors committed any wrongdoings. In the event it is determined that any wrongdoings were committed by prior officers and directors, then the Board of Directors will determine, in concert with corporate counsel, the appropriate course of action and record any necessary losses or charges in its financial statements. No provision for any estimated losses or charges from this investigation is included in the financial statements as of December 31, 2002 and 2001.

Based on current management’s initial review and organization of the Company’s books and records for the year ended December 31, 2001 and until the effective removal and resignation of former management and directors through the period ended June 2002, the Board of Directors authorized an investigation into the activities and practices of former management with regard to disbursement of Company funds and disposition of certain assets. The Audit Committee of the Board of Directors is currently conducting the investigation with the assistance of outside counsel. To the extent this investigation determines that inappropriate actions were conducted by prior management, the Company intends to recover all assets, if any, to the best of reasonable efforts. No provision for any estimated losses or charges from this investigation is included in the financial statements as of December 31, 2002 and 2001.

Existing Litigation and Settled Claims – Third Party Billing

The general nature of what is described as and heretofore referred to as “Third Party Billing” activities relates to the alleged practice of certain members of former management, certain financial factoring companies (the “Factors”) and unrelated sellers of trade accounts receivables (collectively the “Originating Seller”). As best understood by current management and corporate counsel, the Third Party Billing process involved Company personnel falsely attesting to the ordering, receipt of and payment obligation for goods allegedly delivered to it by the Originating Seller, creating trade receivables for the Originating Seller. The subject receivables were sold to the Factors by the Originating Seller under a separate agreement between the Factors and the Originating Seller, with the Originating Seller receiving advances on the invoice totals underlying the receivables sold. It is believed that the Originating Seller replicated this scheme to some fifty separate companies involving multiple factoring companies. It is also believed individual members of the companies involved were being remunerated directly by the Originating Seller for their active participation in this scheme.

Based upon the current knowledge of the Company, neither it nor any of its subsidiaries received goods against these invoices. Complaints filed against the Company are based upon the representations earlier referenced, and that the Originating Seller has filed a Chapter 11 proceeding in the Southern District of Florida, with the Originating Seller owing substantial monies to the Factors. The issue that the Originating Seller did not ship the goods and does not have the financial resources to return monies advanced to it by the Factors based upon these invoices (supported by representations made by certain members of the Company’s former management) forms the basis for the related complaints against the Company and other entities involved.

A summary of each Third Party Billing complaint filed against the Company by the Factors is as follows:

FACTOR A: In November 2001, FACTOR A commenced a lawsuit against the Company in the Superior Court of New Jersey. FACTOR A alleged that the Company purchased goods from an Originating Seller and that the Company owed FACTOR A, as the Originating Seller’s assignee, $438,627 for the goods allegedly purchased and received. On or about June 7, 2002, FACTOR A was granted a summary judgment in the lawsuit. On or about August 26, 2002, FACTOR A and the Company entered into a settlement agreement wherein the Company agreed to pay to FACTOR A $270,000, together with interest thereon in full satisfaction of all FACTOR A claims against it with respect to the lawsuit. The terms of payment of the balance of monies owed included monthly payments commencing August 15, 2002 and continuing thereafter each month until July 15, 2004. As of the date of this report, the Company is in default pursuant to the terms of the settlement agreement, rendering the original settlement terms null and void. The Company is presently liable for the net of the original damages, plus accrued interest, less $155,000 in payments for approximate outstanding damages of $332,000.

FACTOR B: In January 2002, FACTOR B commenced a lawsuit against a subsidiary of the Company in the Circuit Court of Orange County, Florida. FACTOR B alleged that the Company’s subsidiary purchased goods from an Originating Seller and that the subsidiary owed FACTOR B, as Originating Seller’s assignee, $152,048 for the goods allegedly purchased. This action was settled in full in December 2002 with the Company making a payment of $24,328 to FACTOR B. The remainder of the claim was satisfied by the Company’s subsidiary assigning its rights to recover against other defendants named in the lawsuit.

FACTOR C: In February 2002, FACTOR C commenced a lawsuit against a subsidiary of the Company and its former controller in the District Court of Dallas County, Texas. FACTOR C alleged that the Company’s subsidiary purchased goods from an Originating Seller and that the subsidiary owed FACTOR C, as Originating Seller’s assignee, $304,046 for the goods allegedly purchased. FACTOR C also alleged that the former controller acknowledged the Company’s obligations in due course. This action was settled in full in December 2002 with the Company making a payment of $56,800 to FACTOR C. The remainder of the claim was satisfied by the Company issuing 247,246 warrants exercisable at $1.00. These settlement charges were reserved for at December 31, 2001.

FACTOR D: In May 2002, FACTOR D commenced a lawsuit against the Company and two of its subsidiaries in the Circuit Court of Miami-Dade County, Florida. FACTOR D alleged that the Company and the subject subsidiaries purchased goods from an Originating Seller and that the Company and the subject subsidiaries owed FACTOR D, as Originating Seller’s assignee, $285,732 for the goods allegedly purchased. This action was partially settled in December 2002 with the Company making a payment of $80,580 to FACTOR D. This payment fully released one of the subject subsidiaries from any further claims by FACTOR D. The claim against the other subsidiary in the amount of $121,985 was included in that subsidiary’s Chapter 7 Bankruptcy filing dated March 14, 2003. The remainder of the claim, $63,022, has not been settled in any manner through the date of this report.

FACTOR E: In May 2002, FACTOR E commenced a lawsuit against the Company and one of its subsidiaries, both in the Circuit Court of Polk County, Florida and Circuit Court of Monroe County, Indiana. FACTOR E alleged that the Company and the subject subsidiary purchased goods from an Originating Seller and that the Company and the subject subsidiary owed FACTOR E, as Originating Seller’s assignee, $156,759 for the goods allegedly purchased. This action was fully settled in February 2003 with the Company making a payment of $40,000 to FACTOR E. The remainder of the claim was satisfied by the Company’s subsidiary assigning its rights to recover against other defendants named in the lawsuit.

Unasserted Claims – Third Party Billing

FACTOR F: FACTOR F advised the Company of unpaid invoices owed to it by the Company and one of its subsidiaries in the amount of $117,000 during 2002. The invoices were allegedly represented as accurate and owing by the Company’s former controller and FACTOR F, as Originating Seller’s assignee, was seeking payment for the goods allegedly purchased. This outstanding balance was satisfied in December 2002 with the Company making a payment of $23,400 to FACTOR F and issuing 93,600 warrants exercisable at $1.00. FACTOR F agreed to release the Company and the subject subsidiary from any future claims.

See Note 19 for additional litigation.

Other Settled Claims

In March 2002, a trade vendor commenced a lawsuit in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The original action alleged that a subsidiary of the Company failed to pay for goods delivered to it between February and April 2000 in the amount of $30,556. The Company did not assert a defense and received a Final Judgment against the Company ordering restitution of $30,556 to this vendor in May 2002. To date, the Company has no intention of appealing the Final Judgment.

The above actions in the aggregate are regarded as material to the financial position of the Company, and the Company has recognized this exposure in the appropriate periods consistent with SFAS No. 5. Accordingly, the Company established a provision of $1,556,271 in its financial statements as of December 31, 2001 to reflect possible losses and expenses related to these actions. The following table summarizes the outstanding components of the provision as of December 31, 2002 and 2001:

	12/31/02	12/31/01

Factoring companies involved in Third Party Billing actions	$945,607	$1,325,715
Vendor disputes	30,556	30,556
Estimated legal and other expenses	76,546	200,000

Reserve for loss contingencies	$1,052,709	$1,556,271

During 2002, the Company charged $380,108 in payments to parties involved in the Third Party Billing actions and $123,454 in related legal fees against this provision. No other adjustment was made to this provision during 2002 or through the date of this report.

Other Asserted and Unasserted Claims

In June 2001, the Seller of Triton Prestige Products, Inc. (see Note 2) commenced an action against the Company alleging breach of contract, claiming restitution of approximately $12,000 and title to 15,000 restricted shares of the Company’s common stock. As of the date of this report, both parties have engaged in settlement discussions but such discussions have not advanced to the point where a reasonable assessment of settlement terms can be estimated.

In May 2002, a former employee commenced an action against the Company alleging breach of contract, claiming restitution of approximately $112,000 and shares of the Company’s common stock valued at $60,000. The dispute arises from the Company refusing to honor the terms of an employment agreement between it and the employee, holding that the employee was terminated for cause and that the provisions of the subject employment agreement are unenforceable. As of the date of this report, both parties have engaged in settlement discussions but such discussions have not advanced to the point where a reasonable assessment of settlement terms can be estimated.

Claims Included in Chapter 7 Bankruptcy Filings

As further discussed in Note 18, the Company filed, on behalf of certain of its wholly owned subsidiaries, 11 petitions pursuant to Chapter 7 of the U.S. Bankruptcy Code.

In January 2002, a former lessor of a Company subsidiary obtained a Summary Final Judgment from the Circuit Court of the Seventh Judicial Circuit in and for Volusia County, Florida. The Order awarded $109,377 to the plaintiff, and this amount was included in the subject subsidiary’s Chapter 7 Bankruptcy petition filed in March 2003.

In July 2002, the holder of a mortgage on certain real property located in Lakeland, Florida commenced an action against a Company subsidiary in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida. The action seeks restitution in the amount of $119,316, and this amount was included in the subject subsidiary’s Chapter 7 Bankruptcy petition filed in March 2003.

As mentioned above in the discussion of Third Party Billing litigation, a claim of $121,985 by FACTOR D against a Company subsidiary was included in the subject subsidiary’s Chapter 7 Bankruptcy petition filed in March 2003.

The Company is involved in other lawsuits and claims arising out of the ordinary course of its business. In the opinion of management, based on the advice of corporate counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company, its financial position, its results of operations or its cash flows.

Note 17- Related Party Transactions

During 2002, 2001 and 2000, the Company had the following funding transactions with an investment company and affiliated entities which together hold a significant share of the Company’s outstanding common stock (See Note 7):

	12/31/02	12/31/01	12/31/00

Borrowings on indebtedness:
Note payable bearing interest at 15%	$—	$—	$250,000
Note payable bearing interest at 10%	—	150,000	—
Note payable bearing interest at 10%	—	1,500,000	—

	12/31/02	12/31/01	12/31/00

Notes payable bearing interest at 10%	98,048	—	—
Notes payable bearing interest at 10%	285,000	—	—
Note payable bearing interest at 10%	20,000	—	—
Notes payable bearing interest at 10%	80,000	—	—
Note payable bearing interest at 12%	435,000	—	—

TOTAL FUNDING PROVIDED BY RELATED PARTY	$918,048	$1,650,000	$250,000

Repayment of Notes Payable:
From operating cash flows	$—	$150,000	$—
From private placement proceeds (See Note 10)	—	250,000	—
From sale of property and equipment	84,655	—	—

TOTAL PAYMENTS MADE TO RELATED PARTY	$84,655	$400,000	$—

Other transactions with this party are as follows:

In July 2001, the Company issued 1,302,243 shares of its common stock to this related party to retire $750,000 of convertible debt as discussed in Note 6.

In September 2001, the Company issued warrants to this related party to purchase a total of 2,500,0000 shares of the Company’s common stock as part of securing debt financing as discussed in Note 9. Each warrant was originally exercisable at $1.00 per share and expired in September 2003; as noted in Note 9, these terms were revised in August 2002, resulting in the exercise price being reduced to $.50 per share and the expiration date being extended to December 31,2003.

In October 2001, the Company transferred ownership of certain land and buildings to the related party through a deed in lieu of foreclosure for the following properties:

          Office building in Winter Haven, Florida

          Warehouse and plant facilities in Lakeland, Florida

In return for this transfer, the related party agreed to relieve a subsidiary of the Company of an outstanding mortgage(s) balance of $500,000. As a guarantor under the mortgages, the Company assumed primary liability under these obligations, recorded these mortgages at their face value, and agreed to allow this related party to place the properties up for sale. Furthermore, the Company agreed to allow this related party to apply any net proceeds obtained through any sales against the outstanding principal and interest on the guaranteed amount.

The depreciated cost of the property at the time of transfer was approximately $666,000, resulting in the subsidiary recognizing an impairment charge to fixed assets of approximately $166,000 as a result of this foreclosure. The Company recorded an additional impairment charge of $100,000 when it was determined that the property would no longer be held in service, resulting in $400,000 of assets reclassified from property and equipment to assets held for sale as of December 31, 2001.

During 2002, this related party sold the office and plant building for a total of $285,000 in proceeds.

In December 2002, the Company issued warrants to this related party to purchase a total of 13,050 shares of the Company’s common stock as part of obtaining the financing to settle certain “Third Party Billing” actions as discussed in Note 16. Each warrant is exercisable at $.50 per share and expires in December 2004.

During 2002, 2001 and 2000, the Company had the following funding transactions with former officers and directors of the Company, entities that were owned or controlled by officers and directors of the Company, or entities that have owned significant shares of the Company’s outstanding common stock (other than the investment company and affiliated entities discussed above):

	12/31/02	12/31/01	12/31/00

Advances made to the Company:
From former directors and officers of the Company	$—	$233,821	$60,000

	12/31/02	12/31/01	12/31/00

From related entities	—	154,500	—

TOTAL FUNDING PROVIDED BY RELATED PARTY	$—	$388,321	$60,000

Repayment of Advances made to the Company:
From private placement proceeds (See Note 10)	$—	$396,321	$—
From operating cash flows		45,000

TOTAL PAYMENTS MADE TO RELATED PARTY	$—	$441,321	$—

Repayment of Notes Payable:
From private placement proceeds (See Note 10)	$—	$288,020	$—

TOTAL PAYMENTS MADE TO RELATED PARTY – Notes Payable	$—	$288,020	$—

In the calendar year 2002, the Company received $7,955 in commissions pursuant to an agreement whereby a related party serviced a catering contract between the Company and a major book retailer in New York, New York. Under the terms of the agreement between the Company and the related party, the Company remitted $257,200 (net of commissions) of payments received directly from the book retailer to the related party.

During 2002, the Company paid $37,138 in interest, and $19,167 of rent to the current Secretary of the Board of Directors of the Company. Additionally, the Company accrued $25,000 in rent due to this individual during the year.

In June 2001, the Company entered into an agreement with a former officer that ultimately included the return of 516,200 common shares to the Company in exchange for the right of the former officer to receive 128,000 in common shares, an assignment to the rights to use the name “Floridino’s,” a restaurant and restaurant equipment located in Lake Wales, Florida and non-competition protection for a term of 5 years. Also, as part of this agreement, the Company issued a promissory note in the amount of $27,000 in consideration of monies borrowed by the Company through a second mortgage on certain real property owned by the former officer. This note was satisfied through a $10,000 assignment of franchise fee payment in July 2001, the transfer of title to a 1995 truck in lieu of a $7,000 payment in September 2001, and a $10,000 payment in October 2001.

In the calendar year 2001, the Company received $41,370 in commissions pursuant to an agreement whereby a related party serviced a catering contract between the Company and a major book retailer in New York, New York. Under the terms of the agreement between the Company and the related party, the Company remitted $1,337,643 (net of commissions) of payments received directly from the book retailer to the related party.

The Company paid $110,030 and $136,800 in fiscal years 2001 and 2000, respectively, to lease restaurant space in New York City to a company that is owned by the Company’s former chairman.

In October 2001, the Company satisfied a note payable and accrued interest to a related party for approximately $282,000, which was assumed by another related party as part of the sale of the New York restaurant (See Note 11).

In calendar year 2000, the Company became party to an agreement whereby a related party serviced a catering contract between the Company and a major book retailer in New York, New York. Under the terms of the agreement between the Company and the related party, the Company remitted $522,649 of payments received directly from the book retailer to the related party.

In May 2000, a former officer advanced $60,000 to the Company. The advance was unsecured, non-interest bearing and was payable on demand.

Note 18- Going Concern

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principals, which contemplate the continuation of the Company as a going concern. As of December 31, 2002, the Company had a shareholders’ deficiency of $1,663,579 and a working capital deficiency of $4,744,825. The Company incurred net losses from continuing operations of $1,876,970 and negative cash outflows of $567,452 for the year ended December 31, 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

To address this matter, management has initiated a Company wide restructuring wherein all operations other than the Food Service Group and Momentum operations (collectively the “active operations”) were closed and dissolved. As part of this restructuring, on March 14, 2003, the Company filed voluntary Chapter 7 bankruptcy petitions on behalf of certain wholly owned subsidiaries, previously engaged in the now terminated Company restaurant segment, in the United States District Court for the Middle District of Florida. The wholly owned subsidiaries that have been discontinued and liquidated through Chapter 7 bankruptcy proceedings included Hard Ball Cafe, Inc., Floridino’s of Bartow, Inc., Floridino’s of Delray Beach, Inc., Floridino’s Express, Inc., Floridino’s Home of the Calzone, Inc., Floridino’s of Lake Wales, Inc., Floridino’s Pizza Etc., Inc., and Floridino’s of Lakeland, Inc. The Company continues to determine the optimum means to liquidate the remainder of issues involved with its Floridino’s, Inc. subsidiary that housed its New York restaurant operations. On March 14, 2003, the Company also filed voluntary Chapter 7 bankruptcy petitions on behalf of various wholly owned subsidiaries previously engaged in the food processing segment in the United States District Court for the Middle District of Florida. The wholly owned subsidiaries that have been discontinued and liquidated through Chapter 7 bankruptcy proceedings included Toho Holdings, Inc., Floridino’s Specialties, Inc., and Triton Prestige Products, Inc. As a result of these filings, the Company recognized a gain from liabilities discharged in bankruptcy of approximately $460,000 in 2003.

Additionally, in 2003 the Company entered into an agreement to convert certain notes payable due to an investment company in the aggregate of approximately $2,100,000 to common shares of the Company. Pursuant to this agreement, the conversion shall occur at such time as the Company raises $1,000,000 of new equity working capital, and will result in the issuance of 7,000,000 common shares at an issue price of $.30 per share. If the Company is unable to raise said working capital on or before November 1, 2003, this agreement shall be null and void.

Management has also reduced associated payroll, overhead and support costs to nominal levels outside of the aforementioned active operations.

The eventual outcome of the success of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 19- Subsequent Events

Subsidiary Financing. In February 2003, Syndicated Bloomington I LLC entered into a $2,625,000 financing arrangement with a Bank, which provided for a first lien security interest in the land and building in Bloomington, Indiana. The purpose of the mortgage was to refinance certain indebtedness against the facility and real estate. The maturity date of the mortgage is seven years from the date of the closing of the mortgage loan. The amortization period is for twenty years with payments of principal and interest due monthly based upon a 20-year amortization period calculated utilizing a simple mortgage amortization formula. The mortgage may be prepaid in whole or in part on any payment date without penalty or premium. Additionally, the Bank provided Beasley Food Service with a one-year term working capital credit facility of $1,000,000 (the “Term Facility”). The Term Facility provides for an advance rate against eligible receivables of 70%, at a variable interest rate approximating 5.25% per annum. The Bank also received a first security interest in all assets of Beasley Food Service, Inc., as well as the guarantee by the Company and a pledge of its capital stock of both Beasley Food Service, Inc. and Beasley Transportation, Inc.

Notes Payable Repayments: In February 2003 the Company repaid $360,000 of notes payable outstanding to a related party (see Note 7).

Executive Compensation: As part of the compensation package executed in March 2002 between the Company and its current Chief Executive Officer, the Company tendered a $50,000 payment in March of 2003 for completing the Subsidiary financing as discussed in the first paragraph.

Additional Debt Borrowings. In March 2003, the Company borrowed, pursuant to a non secured promissory note with the related party investment company, $50,000 to be used for general working capital. The terms of the promissory note include interest to accrue at the rate of 10% per annum, with a due date of September 30, 2003.

Directors and Officer Warrants. In March 2003, pursuant to resolution of the Company’s Board of Directors, each director of the Company was awarded a warrant to purchase 200,000 shares of the Company’s common stock at a per share exercise price of $0.25 with an exercise term of five years. Two officers were each awarded a warrant to purchase 50,000 shares of the Company’s common stock on identical terms to the directors.

Additional Litigation. In March 2003, a non-related party commenced a lawsuit against the Company in the Lawrence County Circuit Court, in the State of Kentucky. The complaint was also filed against an unrelated entity believed to be owned by certain members of former management and, individually, against the Company’s former Vice President, Controller. The complaint alleges fraud, breach of fiduciary duty relative to the goods allegedly purchased and certain documents retained by the defendants. While the complaint does not specify a dollar amount being sought, the non-related party has represented that demand has been made against it by the Factors involved in excess of $800,000. Although pending litigation has not been fully developed through discovery, an assessment of the likelihood of an adverse result cannot be made at this time. It is the Company’s position that if a fraud was committed, it was done so by named parties independent of the Company and the Company plans to defend itself accordingly.

Momentum Discontinuation of Asheville, North Carolina Operations. In June 2003, through the execution of the Agreement to Transfer Assets and Liabilities By and Between Momentum, the Company and Cannon Pack-Enterprises, Inc., Momentum and Syndicated agreed to terminate all activity in Asheville, North Carolina and return all assets and liabilities of the Asheville operation to the former owners in exchange for a full release of all liabilities associated with the Asheville operation and the right, pursuant to a License Agreement, to continue to manufacture and sell the Tarheel products originally acquired in the acquisition.

The operations and certain equipment of Momentum were transferred to a processing facility in Jasonville, Indiana, leased from an officer and director of the Company commencing in July 2003.

Extension and Exchange Agreement. As discussed in Note 16, the Company entered into an Extension and Exchange Agreement with the Beasleys to effect a remedy to certain provisions of the Agreement and Plan of Merger between the Company and the Beasleys. This agreement took effect in August 2003.

Debt Conversion Agreement. As discussed in Note 18, the Company entered into an agreement to convert certain notes payable due to an investment company. This agreement took effect in August 2003.

Consulting Services Warrants. In August 2003, pursuant to a consulting agreement, the Company issued warrants to purchase 25,000 shares of its common stock to a consulting firm for services rendered to the Company. Each warrant is exercisable at $.25 per share and expires in August 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported in the Company’s Form 8-K dated February 20, 2003, as amended on February 26, 2003, April 3, 2003, April 23, 2003 and May 14, 2003, on February 12, 2003 the Company dismissed Berkovits, Lago & Company, LLP as its principal accountant and on February 21, 2003, the Company engaged Weinberg & Company, P.A. as its principal accountant. The decision to change principal accountants was recommended by the Audit Committee and was approved by the Board of Directors. The Company had not consulted with Weinberg & Company, P.A. on any matter during fiscal 2001 or 2002 or prior to their engagement for fiscal 2001 and 2002.

     Berkovits, Lago & Company, LLP’s reports on the consolidated financial statements of the Company for the calendar year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope, or accounting principles, except that Berkovits, Lago & Company, LLP’s report was modified by the inclusion of an explanatory paragraph addressing the ability of the Company to continue as a going concern. During fiscal 2000 and 2001, there have been no disagreements with Berkovits, Lago and Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Berkovits, Lago and Company, LLP, would have caused it to make reference to the subject matter in connection with its reports on the Company’s consolidated financial statements for such years, nor have there been any reportable events as listed in Item 304(a)(1)(v) of Regulation S-B.

     Weinberg & Company, P.A. has served as the Company’s independent public accountants providing auditing, financial and tax services since its engagement in February 2003, and will continue to provide such services during fiscal 2003.

ITEM 8A. CONTROLS AND PROCEDURES

          The Company’s present executive management all became officers or directors in 2002 or 2003 following the complete replacement of all previous directors and officers due to resignation or termination for cause from February to June 2002. Under the circumstances, the Company has not evaluated prior management’s policies and implementation thereof regarding disclosure controls and procedures of the historic Company’s operations. The Company’s new management is in the process of developing new written policies regarding disclosure controls and procedures in order to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods. The Board of Directors has also created an Internal Controls and Procedures Committee to assist with this process.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

Name	Age	Position

Thomas P. Tanis, Jr.	49	President, Chief Executive Officer and Treasurer Member of the Board of Directors Manager, Syndicated Bloomington I LLC
Charles A. Beasley	59	Secretary Member of the Board of Directors President, Beasley Food Service, Inc. President, Beasley Transportation, Inc.
William D. Breneman (1)(2)(3)	58	Member of the Board of Directors
Ronald W. Johnston (1)(2)(3)	56	Member of the Board of Directors Chairman of the Audit Committee
John F. McCarthy, III (1)(2)(3)	56	Member of the Board of Directors
Barry L. Nogay	36	Vice President Finance, Controller and Principal Accounting Officer

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Internal Controls and Procedures Committee

          The business experience during the past five years of each of the Company’s current executive officers and directors is described below.

          Thomas P. Tanis, Jr. is the Company’s President and Chief Executive Officer. Mr. Tanis has been with the Company since March 2002. Mr. Tanis has served as a director of the Company since March 21, 2002 and served as President and Chief Executive Officer since March 28, 2002. Mr. Tanis does not serve as a director of any other reporting companies. From January 2000 until November 2001, Mr. Tanis was employed by Blue Sky Communications, Inc., an area developer and operator of GSM wireless telecommunications networks in emerging markets, headquartered in Alpharetta, Georgia. During Mr. Tanis’ tenure with Blue Sky Communications, Inc., he served in the capacity as Vice President of Business Development from January 2000 until March 2001 at which time he was appointed the Executive Vice President and Chief Operating Officer. From January 1999 until December 1999, Mr. Tanis was Managing Director of Triton Partners, Inc., a privately owned business and financial consulting firm headquartered in Deerfield Beach, Florida, where he provided management services which principally addressed capital structure and business plan development. From September 1997 until December 1998, Mr. Tanis was a divisional Vice President of East West Resources, a privately held management and investment company headquartered in Rockville, Maryland. During his tenure with East West Resources, Mr. Tanis served in the capacity as President and Chief Executive Officer of Telectronics, Inc., a developer of two-way wireless command and control technology for the automotive industry, and as Vice President of Finance of Panamtel, LLC, an area developer for GSM wireless telecommunications networks in Central America. From 1996 to 1999, Mr. Tanis provided sales and marketing services for Globalink, Inc., a developer of machine translation language software. Mr. Tanis’ career previously included 9 years in operations as Chief Operating Officer and Chief Financial Officer of two separate publicly traded companies, as well as 10 years in investment banking, including merger & acquisition, and corporate finance. Mr. Tanis received his Bachelor of Arts degree from Marietta College in 1975.

          Charles A. Beasley is the Company’s Secretary and also serves as a director. Mr. Beasley has served as a director since April 29, 2002. Mr. Beasley does not serve as a director of any other reporting companies. Mr. Beasley is also the President of Beasley Food Service, Inc. and Beasley Transportation, Inc., the Company’s Bloomington, Indiana based distribution and transportation companies, previously personally owned by Mr. Beasley and his spouse, Marjorie Beasley, until their sale to the Company which was effective December 31, 2001. Prior to December 31, 2001, Mr. Beasley was active as owner and operator of then Beasley Food Service, Inc., since its inception in 1975, and Beasley Transportation, Inc., the two predecessors to the Company’s current subsidiaries.

          William D. Breneman is a member of the Company’s Board of Directors, a position which he has held since June 21, 2002. Mr. Breneman does not serve as a director of any other reporting companies. Mr. Breneman is a principal in the Alexandria, Virginia based law firm of Breneman & Georges, which specializes in intellectual property rights, of which Mr. Breneman has been a principal since its inception in 1978.

          Ronald W. Johnston is a member of the Company’s Board of Directors and Chairman of the Audit Committee of the Board. Mr. Johnston has served as a director of the Company since February 10, 2003. Mr. Johnston does not serve as a director of any other reporting companies. With 35 years of financial and operating experience, Mr. Johnston has spent the past 5 years assisting various small cap public companies in both the capacity of Chief Financial Officer and Chief Operating Officer to develop their business models to a successful sale scenario. From 2001 to 2002, Mr. Johnston served as CFO and Board Member of Symantix Corporation which was sold in a stock transaction with a NASDAQ software producer. From 1999 to 2001, Mr. Johnston was a principal and Board Member of Internet Enterprises, Inc., an incubator for start-up Internet based companies. From 1995 to 1999, Mr. Johnston was COO and CFO of Globalink, Inc., an AMEX listed software developer, successfully sold to a NASDAQ listed software developer. Other capacities in which Mr. Johnston has served have included Executive Vice President, CFO of Computone Corporation, Corporate Vice President of Finance of Whittaker Corporation, President, COO of Whittaker Health Services and Executive Vice President of Whittaker Saudi Arabia Ltd.

          John F. McCarthy, III is a member of the Company’s Board of Directors. Mr. McCarthy has served as a director of the Company since February 10, 2003. From July 2002 until present, Mr. McCarthy is Of Counsel with Kalbian Hagerty L.L.P, a Washington, D.C. based law firm. Since 1998 Mr. McCarthy has further served as Chairman of the Board of Ensoport Internetworks, Inc., Effinity, Inc., Golfrounds.com, Inc. and Intercom Systems, Inc., the latter two of which are both public companies. Mr. McCarthy served as general counsel from 1995 to 1998 of Globalink, Inc., an AMEX listed software development and marketing company. During his career, Mr. McCarthy further served as a general counsel of the company that became Discovery Communications Corporation, the multi-billion dollar Company that owns and operates The Discovery Channel, The Learning Channel and many other cable channels. He was also instrumental in the formation and financing of Digital Switch Corporation which evolved into DSC Communications Corporation, which was sold to CIT Alcatel. Mr. McCarthy graduated with a B.A. from Cornell University, obtained his J.D. with honors from George Washington University and an L.L.M. from Columbia University. Mr. McCarthy is a member of the District of Columbia Bar and has served as an arbitrator for the National Association of Securities Dealers.

          Barry L. Nogay serves as the Company’s Vice President of Finance, Controller and Principal Accounting Officer. Mr. Nogay has served the Company in these positions since February 10, 2003. Prior to serving in this role, Mr. Nogay founded SB Financial Consulting, Inc., a Miami Beach, Florida based certified public accounting firm providing consulting and traditional CPA services to clients in the greater South Florida area. Before founding this firm in December 2000, from June 1997 to June 2000, Mr. Nogay served as Regional Finance Director for Omnipoint Communications, a wireless communications operator serving east coast markets from New York to Miami, until its acquisition by Voicestream Wireless (n/k/a T-Mobile). Before joining Omnipoint Communications, Mr. Nogay served as controller for a Miami based private airline, and spent six years as a professional in two certified public accounting firms in Central and South Florida. Mr. Nogay is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

          There are no family relationships between any of the Company’s officers or directors.

          To the best knowledge of the Company’s management, none of the following events occurred during the past five years with respect to any present director or executive officer of the Company:

1.     Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.     Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.     Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4.     Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

TERMINATION OF OFFICERS AND DIRECTORS

          As previously reported in the Company’s 8-K current report filed August 22, 2002, the Company’s entire Board of Directors was replaced during calendar year 2002 and new members were elected to the Board of Directors in their place. Also, during calendar year 2002 the Company’s former management was terminated and new management was appointed in their places.

          Specifically, on March 21, 2002, the Company’s Board of Directors elected Thomas P. Tanis, Jr. to join the Company’s Board of Directors and voted to terminate the employment of William Keeler, the Company’s former President and Chief Executive Officer, based on allegations that Mr. Keeler participated in events that are the subject matter of civil proceedings commenced against the Company and Mr. Keeler in the Superior Court of New Jersey for Bergen County, Law Division. In that case, the plaintiff, Platinum Funding Corp., alleged that it factored receivables allegedly owed by the Company to United Brands LLC, a company related to United Container LLC, in the amount of approximately $438,000 based upon alleged representations of Mr. Keeler concerning validity of the transactions underlying the factored receivables. The Board of Directors also determined that Mr. Keeler otherwise failed to perform his duties as the Company’s Chief Executive Officer.

          On March 21, 2002, the Company’s Board of Directors also voted to terminate the employment of Gil Condinho, the Company’s former Vice President of Marketing, and George Casale, the Company’s former Vice President and Controller. Mr. Condinho and Mr. Casale were terminated for cause based on allegations that they also participated in the events that are the subject of the Platinum Funding Corp. litigation referenced in the previous paragraph, and based upon the Board of Directors determination that they failed to perform their duties as officers of the Company.

          On March 28, 2002, the Board of Directors present at the meeting unanimously voted to remove William Keeler from the Company’s Board of Directors. Moreover, Nick Pirgousis resigned as Chairman of the Company’s Board of Directors effective February 28, 2002, Roman Fisher resigned as a director of the Company effective May 4, 2002, and Frank Dolney resigned as a director and as the Treasurer and Secretary of the Company effective June 17, 2002.

          On March 28, 2002, the Company’s Board of Directors unanimously voted to appoint Thomas P. Tanis, Jr. as the Company’s President and Chief Executive Officer. On April 29, 2002, the Board of Directors unanimously voted to appoint Charles A. Beasley as a director of the Company to fill one of the vacancies created by the resignation of Mr. Pirgousis and the removal of Mr. Keeler as directors of the Company. Mr. Beasley also serves as the Company’s Secretary and as the President of the Company’s wholly owned subsidiaries, Beasley Food Service and Beasley Transportation. On June 21, 2002, the Board of Directors unanimously voted to appoint William D. Breneman as a director of the Company, Mr. Beasley as the Secretary of the Company and Mr. Tanis as the Treasurer of the Company to fill the vacancies created by the resignation of Mr. Dolney from these positions.

          On February 10, 2003, Ronald W. Johnston and John F. McCarthy, III were elected to the Board of Directors by unanimous written consent of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

          The Company’s common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in connection therewith, directors, officers, and beneficial owners of more than 10%

of the Company’s common stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company’s common stock.

          Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations, the Company has determined that the following directors, officers, and beneficial owners of more than 10% of any class of the Company’s equity securities failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Fiscal Year Ended December 31, 2002

          Thomas P. Tanis, Jr., Charles A. Beasley and William D. Breneman each filed a late Form 3 to report their initial holdings after becoming new officers and/or directors in 2002 and also did not file Form 5 after the year ended. In addition, Mr. Tanis did not file a timely Form 4 to report one transaction.

Fiscal Year Ended December 31, 2001

          The following officers and/or directors, all of whom were terminated or resigned during 2001 or 2002, were delinquent or failed to file reports as follows:

     George Casale failed to file three reports (Form 3, Form 4 and Form 5) to report initial holdings and one transaction.

     Gil J. Condinho failed to file four reports (Form 3, two Form 4s and Form 5) to report initial holdings and two transactions.

     Roman Fisher failed to file two reports (Form 4 and Form 5) to report one transaction.

     Michael Floridino failed to file four reports (three Form 4s and Form 5) to report three transactions.

     William C. Keeler failed to file three reports (two Form 4s and Form 5) to report two transactions.

          The following beneficial owners of greater than 10% of the Company’s common shares each filed a late Form 3 and did not file a Form 5, in each case to report one transaction: Almond Resources, Ltd. and Ming Management, Ltd.

CODE OF ETHICS

          The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s code of ethics is filed with the Commission as an exhibit to this Form 10-KSB. A copy of the Company’s code of ethics may be obtained by any person, without charge, by sending a written request addressed to: Syndicated Food Service International, Inc., c/o Code of Ethics Request Administrator, P.O. Box 2185, Front Royal, Virginia 22630.

ITEM 10. EXECUTIVE COMPENSATION

          The following table provides summary information for each of the last three fiscal years about all plan and non-plan compensation awarded to, earned by, or paid to certain persons who served the Company as executive officers during the most recent fiscal year ended December 31, 2002, and/or who earned more than $100,000 in salary and bonus for all services rendered in all capacities.

          The executive officers below are considered the Company’s “named executive officers,” under the rules of the Securities and Exchange Commission, which is different from the Company’s current executive officers who are listed in “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.”

SUMMARY COMPENSATION TABLE FOR 2002 10-KSB

					Long-Term Compensation

		Annual Compensation			Restricted	Securities
Name and Principal					Stock	Underlying	LTIP	All Other
Position	Year	Salary	Bonus	Other	Awards	Options/SARs	Payouts	Compensation

Thomas P. Tanis, Jr.	2002	$109,615				$56,090
President and Chief	2001	—				—
Executive Officer	2000	—				—
William C. Keeler,	2002	$38,076			$365,000
Former President	2001	$115,384			—
and Chief Executive	2000	$122,307			—
Officer (terminated March 2002)
Charles A. Beasley,	2002	$148,230
Secretary, President	2001	—
of Beasley Food	2000	—
Service, Inc. and Beasley
Transportation, Inc.

          The following table provides summary information for each of the last three fiscal years about all plan and non-plan compensation awarded to, earned by, or paid to certain persons who served the Company as “named executive officers” and/or who earned more than $100,000 in salary and bonus for all services rendered in all capacities for the fiscal year ended December 31, 2001.

SUMMARY COMPENSATION TABLE FOR 2001 10-KSB

					Long-Term Compensation

		Annual Compensation			Restricted	Securities
Name and Principal					Stock	Underlying	LTIP	All Other
Position	Year	Salary	Bonus	Other	Awards	Options/SARs	Payouts	Compensation

William C. Keeler,	2001	$115,384			$365,000
Former President	2000	$122,307			—
and Chief Executive	1999	$20,000			—
Officer
Gil Condinho	2001	$54,999			$118,751
Former Vice	2000	$54,999			—
President	1999	$11,634			—
George Casale	2001	$65,000			$33,000
Former Vice	2000	$65,000			—
President,	1999	$6,250			—
Controller

Option Grants In Last Fiscal Year

          The following table sets forth information regarding the grant of stock options to the “named executive officers” during the fiscal year ended December 31, 2002.

OPTIONS/GRANTS IN 2002 10-KSB
[Individual Grants]

Percent of Total
	Number of Securities	Options/SARS
	Underlying Options/SARS	Granted to Employees	Exercise or Base Price
Name	Granted (#)	In Fiscal Year	($/Sh)	Expiration Date

Thomas P. Tanis, Jr.	246,796	100%	$0.75	March 6, 2012
William C. Keeler	—
Charles A. Beasley	—

          For the fiscal year ended December 31, 2001, no “named executive officers” were granted any options or stock appreciation rights.

Director Compensation

          Effective February 2003, the Company pays non-employee directors $2,000 per regularly held meeting of the Company’s Board of Directors, plus reimbursement of expenses for all services as a director, including committee participation or special assignments. The non-employee directors have agreed to accrue said payments until such time as the Company has working capital at the corporate level sufficient to remit payment. Additionally, effective March 2003, the Company awarded its directors a warrant to purchase 200,000 shares of the Company’s common stock at a per share exercise price of $0.25 with a 5 year exercise term.

          During the first quarter of calendar year 2003, the Company entered into a consulting agreement with Mr. McCarthy, one of the Company’s directors, for consulting services of up to 40 hours per month on a month-to-month basis at the monthly rate of $2,500.

          To the best knowledge of current management, members of the Board of Directors were not compensated during the fiscal years ending December 31, 2002 and December 31, 2001.

Executive Employment Agreements and Termination/Change-in-Control Arrangements

          The Company has entered into employment agreements with the following “named executive officers” only two of whom continue to serve as directors and officers of the Company.

Current Officers/Directors

          The employment agreement between the Company and Thomas P. Tanis, Jr., the Company’s President and Chief Executive Officer, was entered into on March 28, 2002 and was effective as of March 6, 2002, which summarily provides for a term of one year, which term is renewable automatically for successive one year terms unless either party delivers a timely notice otherwise, with a base salary to be paid at the rate of $150,000 per annum. Additionally, Mr. Tanis is provided reimbursement of out-of-pocket expenses incurred by Mr. Tanis in performing his duties as Chief Executive Officer and health benefits afforded to other Company personnel. The incentive compensation provided Mr. Tanis includes an award of options to purchase 246,796 shares of the Company’s common stock which options vest at the rate of one third upon execution of his employment agreement, one third on the first anniversary and one third on the second anniversary of his continued employment by the Company. The exercise price of the options was set at market value as of the effective date of his employment, which per share exercise price was $0.75. The term of the options was set at 10 years. The incentive compensation also includes the payment of an incentive bonus upon his successful closing of a financing facility for the Beasley Operation which was completed in February 2003 with payment made to Mr. Tanis in the aggregate amount of $50,000 and the payment of an incentive bonus upon the successful completion of acquisitions made by the Company in the amount of $50,000 per event so long as the annual revenues of any acquired business are greater than $2,000,000. Mr. Tanis is further entitled to an increase in his annual base salary of $50,000 in the event the Company’s consolidated pre-tax profits over a one-year period are equal to, or greater than, $150,000. Other than the above terms there is no specific severance or other vesting rights.

          The employment agreement between the Company and Charles A. Beasley was effective on December 31, 2001, which summarily provides for a term of five years, which term is renewable automatically for successive one year terms unless either party delivers a timely notice otherwise, with a base salary to be paid at the rate of $150,000 per annum which was increased to $175,000 effective in February 2003. Additionally, Mr. Beasley is afforded reimbursement of out-of-pocket expenses incurred by Mr. Beasley in performing his duties as an officer of the Company, health benefits afforded to other Company personnel and five weeks of annual paid vacation. The Company pays premiums on Mr. Beasley’s $1,000,000 life insurance policy to which he is entitled to name the beneficiary. Mr. Beasley is entitled to incentive compensation which includes bonus compensation in the event the Beasley Operation attains certain performance goals. If the Company terminates Mr. Beasley without cause, or if Mr. Beasley resigns for good reason (defined as a material reduction or change in his duties or the failure of the Company to pay any salary or bonus due), then Mr. Beasley is entitled to receive a) base salary for the remainder of the then-current term; b) formula bonus for the year of termination; and c) continuing health care coverage and payment of life insurance premiums for the balance of the then-current term.

Former Officers/Directors

          Mr. Keeler became the Chief Executive Officer of the Company in 1999. A written employment agreement between the Company and Mr. Keeler became effective on January 24, 2002 and was terminated for cause by the Company on March 21, 2002, which summarily provides for a term of five years, which term is renewable with the mutual agreement of both the Company and Mr. Keeler, a base salary to be paid at the rate of $125,000 per annum through year one of the term and $250,000 for years two through five. Additionally, the agreement provided for reimbursement of out-of-pocket expenses incurred by Mr. Keeler in performing his duties and provision of health benefits afforded to other Company personnel. Incentive compensation included a grant of 300,000 shares of the Company’s restricted common stock on each of the 1st, 2nd, 3rd, 4th, and 5th anniversary of his employment for a total of 1,500,000 shares, future participation in stock option awards, five weeks of annual paid vacation, and reimbursement of all costs associated with a $1,000,000 term life insurance policy.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth information regarding the beneficial ownership of our common stock as of September 15, 2003 for:

1.	Each person who is known to the Company to be the beneficial owner of more than 5% of the Company’s common stock;

2.	Each group of persons who is known to the Company to be the beneficial owner of more than 5% of the Company’s common stock.

		Amount and Nature
	Name and Address	of Beneficial		Percent
Title of Class	of Beneficial Owner	Ownership		of Class (1)

Common Stock	Gaby Holdings II LLC	800,000		7.1%
	c/o Proskauer Rose LLP
	1585 Broadway
	New York, NY 10036
Common Stock	Charles A. & Marjorie A. Beasley J/T	888,074	(2)	7.7%
	4863 W. Vernal Pike
	Bloomington, IN 47404
Common Stock	Chivas Holdings, Ltd.	779,000	(3)	6.9%
	Baypart Building
	Parliament Street
	Nassau, The Bahamas
Common Stock	Ming Management, Ltd.	2,000,000	(3)(4)	15.1%
	125 Main Street
	Road Town
	Tortola, BVI
Common Stock	Almond Resources, Ltd.	1,329,243	(3)	11.8%
	28 Coral Drive, The Grove
	Nassau, The Bahamas
Common Stock	Fidra Holdings, Ltd.	3,021,945	(3)(5)	26.7%
	Cable Beach Court
	West Bay Street
	Nassau, The Bahamas
Common Stock	Iain Brown	4,851,188	(3)(6)	41.1%
	Cable Beach Court
	West Bay Street
	Nassau, The Bahamas
Common Stock	Iain H.T. Brown	5,800,945	(3)(7)	43.6%
	Cable Beach Court
	West Bay Street
	Nassau, The Bahamas
Common Stock	The Brown Group(8)	7,630,188	(9)	55.3%
	Cable Beach Court
	West Bay Street
	Nassau, The Bahamas

(1)	Percent of class is based on 11,287,620 common shares issued and outstanding as of September 15, 2003 (before inclusion of any securities which a particular person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights).

(2)	This total includes warrants to purchase 200,000 common shares, at an exercise price of $0.25, issued to Charles A. Beasley in consideration for his services as a director of the Company.

(3)	Member of the “Brown Group” described in footnote 8.

(4)	This total is comprised exclusively of warrants to purchase 2,000,000 common shares, currently at an exercise price of $0.50.

(5)	This total includes warrants to purchase 13,050 common shares, at an exercise price of $0.50.

(6)	This total reflects indirect beneficial ownership in the interests of Chan Capital, Ltd. and Almond Resources, Ltd., both of which are controlled by Iain Brown, and the interests of Fidra Holdings, Ltd., which is owned and controlled by Iain Brown together with his son, Iain H.T. Brown. This total includes warrants to purchase 13,050 common shares granted to Fidra Holdings, Ltd., as described in footnote 5, and warrants to purchase 500,000 common shares granted to Chan Capital, Ltd., currently at an exercise price of $0.50. Chan Capital, Ltd. is located in the Turks and Caicos Islands, British West Indies.

(7)	This total reflects indirect beneficial ownership in the interests of Ming Management, Ltd. and Chivas Holdings, Ltd., both of which are controlled by Iain H.T. Brown, and the interests of Fidra Holdings, Ltd., which is owned and controlled by Iain H.T. Brown together with his father, Iain Brown. This total includes warrants to purchase 13,050 common shares granted to Fidra Holdings, Ltd., as described in footnote 5, and includes warrants to purchase 2,000,000 common shares granted to Ming Management, Ltd., as described in footnote 4.

(8)	The following entities, referred to collectively as “The Brown Group,” have reported, or will report, their direct and indirect beneficial interests in the Company’s common stock as a group in filings on Schedule 13D submitted to the Securities and Exchange Commission:

Iain Brown
Iain H.T. Brown
Fidra Holdings, Ltd.
Almond Resources, Ltd.
Chivas Holdings, Ltd.
Ming Management, Ltd.
Chan Capital, Ltd.

(9)	This total includes warrants to purchase 13,050 common shares granted to Fidra Holdings, Ltd., as described in footnote 5, warrants to purchase 2,000,000 common shares granted to Ming Management, Ltd., as described in footnote 4, and warrants to purchase 500,000 common shares granted to Chan Capital, Ltd., as described in footnote 6.

     The following table sets forth information regarding the beneficial ownership of our common stock as of September 15, 2003 for:

1.	Each of our current directors individually;

2.	Each “named executive officer” under Rule 402 of Regulation S-B (during fiscal years 2002 and 2001); an

2.	All of our current directors and executive officers as a group.

		Amount and Nature
	Name	of Beneficial		Percent
Title of Class	of Beneficial Owner	Ownership		of Class(1)

Common Stock	Thomas P. Tanis, Jr.	364,531	(2)	3.1%
Common Stock	Charles A. Beasley	888,074	(3)	7.7%
Common Stock	John F. McCarthy, III	200,000	(4)	1.7%
Common Stock	Ronald W. Johnston	200,000	(4)	1.7%
Common Stock	William D. Breneman	200,000	(4)	1.7%
Common Stock	William C. Keeler	173,000		1.5%
Common Stock	Gil Condinho	55,000		0.5%
Common Stock	George Casale	15,000		0.1%
Common Stock	Directors and Executive Officers as a Group	1,902,605	(5)	15.2%

(1)	Percent of class is based on 11,287,620 common shares issued and outstanding as of September 15, 2003 (before inclusion of any securities which a particular person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights).

(2)	This total is comprised exclusively of warrants to purchase 364,531 common shares, 200,000 of which have an exercise price of $0.25 and 164,531 of which have an exercise price of $0.75.

(3)	This total includes warrants to purchase 200,000 common shares at an exercise price of $0.25.

(4)	This total is comprised exclusively of warrants to purchase 200,000 common shares at an exercise price of $0.25.

(5)	This total includes the interests of the current executive officers and directors of the Company as disclosed in Item 9. Of the total number of shares shown, 1,214,531 are warrants that are presently exercisable.

Changes in Control

          On or about June 10, 2003, a total of 2,958,895 issued and outstanding shares of the Company’s common stock (representing a 26.8% interest in the Company at that time) were assigned from the Company’s former Chairman of the Board and from entities known or believed to have been controlled by him to Fidra Holdings, Ltd. This assignment was due in part to certain loans outstanding to the Company’s former Chairman against which said shares were pledged. Prior to the assignment, Fidra Holdings, Ltd. owned 50,000 shares of the Company’s common stock, and had warrants to purchase an additional 13,050 shares, for an interest of 0.6% at that time (assuming warrant exercise). With this assignment, the total number of common shares which Fidra Holdings, Ltd. owns or has the right to acquire is 3,021,945, representing a 26.7% interest at the time of this report. In addition, as reported in this Item 11, Fidra is now part of a Schedule 13D reporting group which, as a result of this assignment, has a collective beneficial interest in 7,630,188 common shares (2,513,050 of which are warrants), representing a 55.3% interest in the Company at the time of this report. These events may be deemed to have effected a change in control of the Company. Management is not aware of any other arrangements which may result in a change in control of the Company.

Voting Trusts

          The Company is not aware of any beneficial ownership of more than 5% of a class under a voting trust or similar agreement.

Equity Compensation Plan Information

          The table required by Item 201(d) of Regulation S-B is included in Item 5 and is incorporated by reference into this Item.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The following is a description of transactions since January 1, 2000 to which the Company or our subsidiaries has been a party, in which the amount involved exceeds $60,000 or which we deemed of interest, and in which any of our respective directors, executive officers or holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than the employment contracts and other compensation arrangements with our executive officers and directors that are described in Item 10, Executive Compensation, and incorporated by reference into this Item.

Calendar Year Ended December 31, 2000

          During the calendar year 2000, the Company had the following transactions with Nick Pirgousis, the Company’s former Chairman of the Board, or entities owned or controlled by Mr. Pirgousis:

1)	In the calendar year 2000, the Company’s wholly owned New York subsidiary, Floridino’s, Inc., paid $136,800 to lease restaurant space in New York City. The Company sublet the space for the New York restaurant from an entity which is owned by Mr. Pirgousis.

2)	In the calendar year 2000, the Company’s wholly owned New York subsidiary, Floridino’s, Inc., paid approximately $522,649 to Rockets Red Glare, Inc., pursuant to a services agreement for catering services for Barnes & Noble bookstores in the greater metropolitan New York City market. Rockets Red Glare, Inc. is owned by a relative of Mr. Pirgousis.

3)	In October 2000, Mr. Pirgousis, along with Frank Dolney, the Company’s former Secretary, Treasurer and director, pledged 1,000,000 of the Company’s common shares owned by Toho Ventures, LLC, an entity owned and controlled by them, to Fidra Holdings, Ltd. to secure a $250,000 loan to the Company, which was thereafter satisfied in full in 2001.

          During the calendar year 2000, the Company had the following transactions with Frank Dolney, the Company’s former Secretary, Treasurer and director, or entities owned or controlled by Mr. Dolney:

1)	In May 2000, Mr. Dolney advanced the Company $60,000. The advance was unsecured, non-interest bearing and was payable on demand. The advance was repaid in 2001.

2)	In October 2000, Mr. Dolney, along with Mr. Pirgousis, pledged 1,000,000 of the Company’s common shares owned by Toho Ventures, LLC, an entity owned and controlled by them, to Fidra Holdings, Ltd. to secure a $250,000 loan to the Company, which was thereafter satisfied in full in 2001.

          During the calendar year 2000, the Company had the following transactions with Fidra Holdings, Ltd., an investment company headquartered in Nassau, Bahamas (“Fidra”), which has since become a related party:

1)	In October 2000, Fidra loaned the Company $250,000 pursuant to a promissory note bearing interest at 15%. The note was paid in full in 2001.

Calendar Year Ended December 31, 2001

          During the calendar year 2001, the Company had the following transactions with Nick Pirgousis, the Company’s former Chairman of the Board, or entities owned or controlled by Mr. Pirgousis:

1)	In the calendar year 2001, the Company’s wholly owned New York subsidiary, Floridino’s, Inc., paid $110,030 to lease restaurant space in New York City. The Company sublet the space for the restaurant from an entity which is owned by Mr. Pirgousis.

2)	In the calendar year 2001, the Company’s wholly owned subsidiary, Floridino’s, Inc. received $41,370 in commissions from Rockets Red Glare, Inc. pursuant to an agreement whereby Rockets Red Glare, Inc. serviced a catering contract between Floridino’s, Inc. and Barnes & Noble bookstores. Under the terms of the agreement between Floridino’s, Inc. and Rockets Red Glare, Inc., Floridino’s, Inc. remitted $1,337,643 (net of commissions) of payments received from Barnes & Noble to Rockets Red Glare, Inc. Rockets Red Glare, Inc. is owned by a relative of Mr. Pirgousis.

3)	In October 2001, the Company sold to T.K.N. Corp. the last restaurant that it operated, located in New York City, for $44,000 and the assumption of $281,790 in debt and accrued interest. T.K.N. Corp. is believed to be owned or controlled by a relative of Mr. Pirgousis.

4)	In October 2001, the Company satisfied a note payable and accrued interest to RCI Contracting, which is believed to be owned or controlled by a relative of Mr. Pirgousis, for $281,790 (see note 3 above), by assigning the obligation to the purchaser as part of the sale of the New York City restaurant.

5)	In the calendar year 2001, the Company received advances from and remitted payments to Raffles Toho, Inc., Rockets Red Glare, Inc., Basbun Foods, Inc., Akem Foods, Inc. and Village Farm Distributors, Inc., all of which are believed to be owned or controlled by Mr. Pirgousis or relatives of Mr. Pirgousis. These parties advanced, in the aggregate, $154,500 and were repaid $147,500.

6)	In the calendar year 2001, the Company received advances directly from Mr. Pirgousis and repaid him approximately $48,821.

7)	In the calendar year 2001, the Company paid payments against certain promissory notes to Raffles Toho, Inc., Rockets Red Glare, Inc. and directly to Mr. Pirgousis. Raffles Toho, Inc. and Rockets Red Glare, Inc. are believed to be owned or controlled by Mr. Pirgousis or relatives of Mr. Pirgousis. The promissory notes to Raffles Toho, Inc. in the collective principal amount of $258,020, plus accrued interest thereon, were paid in full. A promissory note to Rockets Red Glare, Inc. in the principal amount of $30,000, plus accrued interest thereon, was paid in full.

               During the calendar year 2001, the Company had the following transactions with Frank Dolney, the Company’s former Secretary, Treasurer and director, or entities owned or controlled by Mr. Dolney:

1)	In the calendar year 2001, Mr. Dolney, or one of his related companies, advanced the Company, in addition to the advance of $60,000 in 2000, $156,000 and was paid $216,000 to satisfy both obligations.

          During the calendar year 2001, the Company had the following transactions with William Scott, the Company’s former director:

1)	During the calendar year 2001, the Company received $9,000 in advances directly from William Scott, a former director of the Company. Additionally, Mr. Scott paid directly to the New York Sales Tax Department $20,000 in accrued sales tax on behalf of the Company. Mr. Scott was repaid $29,000 for these advances.

               During the calendar year 2001, the Company had the following transactions with companies which are reported in Item 11 as the beneficial owners of more than 5% of the Company’s common stock and which are members of a group reported as under common control, including transactions with Fidra Holdings, Ltd., an investment company headquartered in Nassau, Bahamas (“Fidra”), Almond Resources, Ltd., an investment company headquartered in Nassau, Bahamas (“Almond”), Ming Management, Ltd., an investment company headquartered in Tortola, British Virgin Islands (“Ming”), Chan Capital, Ltd., an investment company headquartered in Turks & Caicos Islands, British West Indies (“Chan”), and Chivas Holdings, Ltd., an investment company headquartered in Nassau, Bahamas (“Chivas”):

1)	In the calendar year 2001, the Company paid to Fidra an outstanding promissory note in the principal amount of $250,000, plus interest accrued thereon.

2)	In May 2001, Fidra loaned the Company $150,000 to fund operations against an unsecured promissory note. The promissory note accrued interest at 10% and was repaid in full in September 2001.

3)	In September 2001, Chan loaned the Company $1,500,000. The borrowing accrued interest at 10% and is due in September 2003. The Company borrowed the $1,500,000 to fund in part the acquisition of Beasley Food Service, Inc. and Beasley Transportation, Inc. The original loan was to have been short term, but the lender agreed to an extension and capitalized $100,000 of accrued but unpaid interest, increasing the loan to $1,600,000. Also in connection with this credit facility, the Company provided warrants to purchase 2,000,000 shares of the Company’s common stock to Ming and warrants to purchase 500,000 shares of the Company’s common stock to Chan. The warrants were originally exercisable for $1.00 and expired October, 2003, but have been amended in consideration for extensions of the debt obligation and are currently exercisable for $0.50 until expiration on December 31, 2003.

4)	In October 2001, the Company transferred ownership of certain land and buildings to Fidra through a deed in lieu of foreclosure for the following properties: office building in Winter Haven, Florida, plant facilities in Lakeland, Florida, and warehouse facilities in Lakeland, Florida. Toho Holdings, Inc., a wholly owned subsidiary of the Company, had previously borrowed, pursuant to certain mortgages, an aggregate of approximately $500,000, broken down into three components of $300,000, $143,577.94 and $56,422.06, which funds were used in part to purchase the three facilities earlier mentioned. As an unconditional guarantor under the mortgages, the Company assumed primary liability under these obligations, recorded these mortgages at their face value, and agreed to allow Fidra to place the properties up for sale. Furthermore, the Company and Fidra agreed to subsequently apply any net proceeds obtained through any sale against the outstanding principal and interest on the guaranteed amount or other monies owing by the Company to Fidra.

5)	On July 19, 2001, the Company issued 1,302,243 shares of its common stock to Almond to retire $750,000 of convertible debt. The debentures were convertible into common stock at a conversion price of a 40% discount of the preceding five-day average market price of the stock at the date of conversion.

               During the calendar year 2001, the Company had the following transactions with Michael Floridino, the Company’s former director and President:

1)	In June 2001, the Company entered into an agreement with Mr. Floridino ultimately resulting in his surrender of 516,200 shares of the Company’s common stock to the Company in exchange for the right to receive back 128,000 shares of common stock, an assignment to the rights to use the name “Floridino’s,” a restaurant and restaurant equipment located in Lake Wales, Florida and non-competition protection for a term of 5 years. Also, as part of this agreement, the Company issued a promissory note in the amount of $27,000 in consideration of monies borrowed by the Company through a second mortgage on certain real property owned by Mr. Floridino. This note was satisfied through a $10,000 assignment of franchise fee payment in July 2001, the transfer of title to a 1995 truck in lieu of a $7,000 payment in September 2001, and a $10,000 payment in October 2001.

               During the calendar year 2001, the Company had the following transactions with Charles Beasley, currently the Secretary and a director of the Company and the President of Beasley Food Service, Inc. and Beasley Transportation, Inc., two of the Company’s subsidiaries, or is deemed to have had the following transactions with Mr. Beasley by virtue of the consolidation into the Company’s financial reporting of the financial information for the two subsidiaries acquired from Mr. Beasley and his spouse on December 31, 2001:

1)	In the calendar year 2001, prior to the acquisition of Beasley Food Service, Inc., Beasley Transportation, Inc. and the subsequent purchase of the real estate (the “Facility”) associated with the Beasley Operation, which was owned directly by Mr. Beasley and his spouse, the predecessor companies (also then wholly owned by Mr. Beasley and his spouse) paid the Beasleys rent for use of the Facility in the amount of $305,000.

2)	On December 31, 2001, the Company acquired a foodservice distribution company and a foodservice transportation company from Mr. Beasley and his spouse for a purchase price of approximately $4,000,000, consisting of 458,716 common shares of the Company valued at $2,000,000, a cash payment of $800,000, and a promissory note of $1,266,420 secured by a lien in the Beasleys’ names on all the vehicles of the foodservice transportation company now a subsidiary of the Company. In addition, the Beasleys received a put right entitling them to put the 458,716 common shares to the Company under certain circumstances for a purchase price of $2,000,000 (the original value).

               During the calendar year 2001, the Company had the following transactions with Gaby Holdings II LLC (“Gaby”), a Company reported in Item 11 as the beneficial owner of more than 5% of the Company’s common stock:

1)	Pursuant to the Stock Purchase Agreement entered into by and between Gaby and the selling parties (the “Selling Parties”) of certain of the assets of Asheville Packing Company, Inc., the Company issued a guarantee on behalf of Gaby in favor of the Selling Parties. The only recourse afforded the Selling Parties in either the Stock Purchase Agreement or the Guarantee provided for by the Company was the right for the Selling Parties to take ownership of the real estate transferred as part of the acquired assets. The Stock Purchase Agreement provide for, among other conditions, the up-front transfer of the 800,000 shares of the Company’s common stock issued as consideration to the Selling Parties to Gaby. (See Footnote 3 in the Financial Statements).

Calendar Year Ended December 31, 2002

               During the calendar year 2002, the Company had the following transactions with Nick Pirgousis, the Company’s former Chairman of the Board, or entities owned or controlled by Mr. Pirgousis:

1)	During the calendar year 2002, the Company’s wholly owned subsidiary, Floridino’s, Inc., received $7,955 in commissions from Rockets Red Glare, Inc. pursuant to an agreement whereby Rockets Red Glare, Inc. serviced a catering contract between Floridino’s, Inc. and Barnes & Noble bookstores in the greater metropolitan New York City market. Under the terms of the agreement between Floridino’s, Inc. and Rockets Red Glare, Inc., Floridino’s, Inc. remitted $257,200 (net of commissions) of payments received from Barnes & Noble to Rockets Red Glare, Inc. Rockets Red Glare, Inc. is owned by a relative of Mr. Pirgousis.

               During the calendar year 2002, the Company had the following transactions with companies which are reported in Item 11 as the beneficial owners of more than 5% of the Company’s common stock and which are members of a group reported as under common ownership and control, including transactions with Fidra Holdings, Ltd., an investment company headquartered in Nassau, Bahamas (“Fidra”), Almond Resources, Ltd., an investment company headquartered in Nassau, Bahamas (“Almond”), Ming Management, Ltd., an investment company headquartered in Tortola, British Virgin Islands (“Ming”), Chan Capital, Ltd., an investment company headquartered in Turks & Caicos Islands, British West Indies (“Chan”), and Chivas Holdings, Ltd., an investment company headquartered in Nassau, Bahamas (“Chivas”):

1)	In March 2002, Fidra paid directly to 5 of the Company’s trade vendors, approximately $98,048 against the Company’s accounts payable and advanced to Beasley Food Service, Inc. approximately $285,000 in three separate loans of $85,000, $100,000 and $100,000 respectively. The trade accounts payable included two law firms, an employee, Charles Beasley, and a vendor of one of the Company’s subsidiaries in the aggregate amount of approximately $98,048 for separate obligations of $75,000, $9,545, $2,250, $8,253 and $3,000, respectively. These transactions were evidenced by unsecured promissory notes issued by the Company or a subsidiary of the Company in favor of Fidra, which notes bear interest at the rate of 10% per annum.

2)	In June 2002, Fidra loaned the Company’s subsidiary, Momentum Food Services, Inc., the sum of $50,000 and in August 2002 loaned the Company the sum of $30,000 to fund operations. Both loans were evidenced by unsecured promissory notes bearing interest at the rate of 10% per annum. The loans were repaid in full in 2002.

3)	In July 2002, Fidra sold a plant facility located in Lakeland, Florida for $175,000. The property was previously owned by the Company’s wholly owned subsidiary, Toho Holdings, Inc., and was transferred to Fidra through a deed in lieu of foreclosure. The proceeds were applied to sales expenses, with the remainder of proceeds applied against outstanding principal and interest on outstanding loans owing by the Company to Fidra.

4)	On August 14, 2002, the Company amended the terms of warrants to purchase, in the aggregate, 2,500,000 shares of the Company’s common stock granted to Ming for 2,000,000 shares and Chan for 500,000 shares. The amendment of the warrant terms was done in exchange for an extension of the maturity date on a $1,500,000 debt borrowing from August 31, 2002 until August 31, 2003. The original terms of the warrants included a per share exercise price of $1.00 and a maturity date of October, 2003. The amended terms of the warrants include a per share exercise price of $0.50 and a warrant term extended until December 31, 2003.

5)	In September 2002, Fidra loaned the Company $20,000 to fund operations. This loan was evidenced by an unsecured promissory note bearing interest at the rate of 10% per annum and is currently in default. The Company is undertaking to negotiate an extended maturity date as of the date of this report.

6)	In September 2002, Fidra sold an office facility located in Winter Haven, Florida for $110,000. The property was previously owned by the Company’s wholly owned subsidiary, Toho Holdings, Inc., and transferred to Fidra through a deed in lieu of foreclosure. The proceeds were applied to selling expense, principal and interest on a mortgage secured by the Winter Haven facility and held by an unrelated party, with the remainder of proceeds applied against outstanding principal and interest on outstanding loans owing by the Company to Fidra.

7)	In December 2002, Fidra loaned the Company $435,000 to fund the settlements of the Third Party Billing litigation discussed in Item 3 of this report and general working capital. Of this amount, $235,000 was lent to the Company to fund the settlement of 5 complaints against the Company’s wholly owned subsidiary, Beasley Food Service, Inc., and $200,000 was lent to the Company for general working capital. These loans were evidenced by unsecured promissory notes bearing interest at the rate of 12% per annum, and are due December 31, 2003. Further, the Company issued to Fidra warrants to purchase 13,050 shares of its common stock. The per share warrant exercise price was $0.50, and the warrants expire on December 13, 2004.

               During the calendar year 2002, the Company had the following transactions with Charles Beasley, currently the Secretary and a director of the Company and the President of Beasley Food Service, Inc. and Beasley Transportation, Inc., two of the Company’s subsidiaries.

1)	In the calendar year 2002, the Company’s wholly owned subsidiary, Beasley Food Service, Inc., acting on behalf of the Company’s obligation, paid interest in the amount of $37,137.78 to Mr. Beasley and his spouse. The interest arose under the promissory note issued to the Beasleys by the Company upon the acquisition from them of two companies in 2001, as described elsewhere in this Item under the discussion of 2001 transactions.

2)	On January 31, 2002, the Company paid Mr. Beasley and his spouse $9,862.80 as rent for use of the Beasleys’ real estate and facility located in Bloomington, Indiana for an interim period between the December 31, 2001 date of the Company’s acquisition of the two companies operating on that real estate and facility and the January 31, 2002 date of the acquisition of the real estate and facility by the Company’s subsidiary (see note 3 below). Also, during 2002 the Company recorded as Advances received $25,000 in accrued rent to Mr. Beasley.

3)	On January 31, 2002, the Company’s wholly owned subsidiary, Syndicated Bloomington I LLC, acquired real estate and a facility in Bloomington, Indiana from Mr. Beasley and his spouse for a purchase price of approximately $3,500,000, $1,500,000 of which was paid in cash at the closing and approximately $2,000,000 of which was provided by paying off an existing mortgage on the property.

4)	In the calendar year 2002, Mr. Beasley received rents aggregating $9,303.73 for the Company’s rental of property located in Bloomington, Indiana from him for the Company to use as lodging quarters for Company personnel.

          During the calendar year 20023, the Company had the following transactions with Barry Nogay, currently the Vice President and Principal Accounting Officer of the Company:

1)	Effective July 9, 2002, the Company entered into a consulting agreement with SBFC Capital, LLC, an entity owned and controlled by Mr. Nogay, for consulting services relating to the preparation of the Company’s financial statements, at a billing rate of $33 per hour, plus out-of-pocket expenses.

Calendar Year Ended December 31, 2003

               During the calendar year 2003, the Company had the following transactions with companies which are reported in Item 11 as the beneficial owners of more than 5% of the Company’s common stock and which are members of a group reported as under common ownership and control, including transactions with Fidra Holdings, Ltd., an investment company headquartered in Nassau, Bahamas (“Fidra”), Almond Resources, Ltd., an investment company headquartered in Nassau, Bahamas (“Almond”), Ming Management, Ltd., an investment company headquartered in Tortola, British Virgin Islands (“Ming”), Chan Capital, Ltd., an investment company headquartered in Turks & Caicos Islands, British West Indies (“Chan”), and Chivas Holdings, Ltd., an investment company headquartered in Nassau, Bahamas (“Chivas”):

1)	In February 2003, the Company, through its wholly owned subsidiary, Beasley Food Service, Inc., paid an aggregate of $360,000 for certain loans owing by Beasley Food Service, Inc. to Fidra in the amount of $285,000, plus an additional amount of $75,000 that was applied to outstanding principal and interest owing to Fidra by the Company.

2)	In March 2003, the Company borrowed the sum of $50,000 from Fidra pursuant to an unsecured promissory note bearing interest at the rate of 10% per annum. The promissory note was due June 30, 2003 and is currently in default.

3)	In August 2003, the Company entered into an agreement (the “Debt Conversion Agreement”) to convert certain notes payable due Chan and Fidra in the aggregate of approximately $2,100,000 to common shares of the Company. Pursuant to this agreement, the conversion shall occur at such time as the Company raises $1,000,000 of new equity working capital, and will result in the issuance of 7,000,000 common shares at an issue price of $0.30 per share. If the Company is unable to raise said working capital on or before November 1, 2003, the agreement shall be null and void. As part of this agreement, the Company will amend the terms of warrants to purchase in the aggregate, 2,500,000 shares of the Company’s common stock granted to Ming for 2,000,000 shares and Chan for 500,000 shares. The original terms of the warrants included a per share exercise price of $1.00 and a maturity date of October, 2003. The Company subsequently amended the terms of the warrants to include a per share exercise price of $0.50 and a warrant term extended until December 31, 2003. Pursuant to the Debt Conversion Agreement, the warrant terms will include a reduction in the per share exercise price from $0.50 to $0.25 with an extension of the exercise term until June 30, 2004.

               During the calendar year 2003, the Company had the following transactions with Thomas P. Tanis, Jr., currently the President, Treasurer, Chief Executive Officer and a director of the Company:

1)	In March 2003, the Company remunerated to Mr. Tanis $50,000 pursuant to terms of the employment agreement between Mr. Tanis and the Company. The terms of the employment agreement provided for bonus compensation in the event the Company was successful in securing, through Mr. Tanis’ efforts, new bank financing for the Beasley Operation, which occurred in February 2003.

2)	In June 2003, the Company entered into a facilities lease with Mr. Tanis for office space, which said Facilities Lease provides for monthly payments of $1,250. To date payments have been accrued, but not paid.

               During the calendar year 2003, the Company had the following transactions with Charles Beasley, currently the Secretary and a director of the Company and the President of Beasley Food Service, Inc. and Beasley Transportation, Inc., two of the Company’s subsidiaries:

1)	In the calendar year 2003, the Company’s wholly owned subsidiary, Beasley Food Service, Inc., paid to Mr. Beasley and his spouse accrued rent in the amount of $25,000. Additionally, certain loans from Mr. Beasley to Beasley Food Service, Inc., accrued since prior to the acquisition, were repaid to Mr. Beasley in the amount of $90,500.

2)	In the calendar year 2003, the Company’s wholly owned subsidiary, Beasley Food Service, Inc., acting on behalf of the Company’s obligation, paid interest in the amount of $20,588.72 to Mr. Beasley and his spouse. The interest arose under the promissory note issued to the Beasleys by the Company upon the acquisition from them of two companies in 2001, as described elsewhere in this Item under the discussion of 2001 transactions. The Company did not pay the principal installment on the note due in January 2003 and accrued unpaid interest due the Beasleys in the amount of approximately $20,000.

3)	On February 27, 2003, to assist the Company in securing a new mortgage for its subsidiary, Syndicated Bloomington I LLC, and a new line of credit for its subsidiary, Beasley Food Service, Inc., the Beasleys agreed to subordinate their rights to payments under the promissory note issued to them upon the acquisition from them of two companies in 2001, as described elsewhere in this Item under the discussion of 2001 transactions, to the interests of the lender, Old National Bank. The Beasleys also agreed to certain other conditions on their exercise of rights in connection with Company obligations.

4)	As described elsewhere in this Item, in the discussion of 2001 transactions, in connection with the Company’s acquisition of two of its subsidiaries from the Beasleys, the Beasleys received a put right (the “Put Right”) entitling them to put the 458,716 common shares received by them as part of the consideration to the Company under certain circumstances for a purchase price of $2,000,000 (the original value). Effective July 8, 2003, the Beasleys provided the Company with a Notice of Exercise of Put Right. The Company has been unable to satisfy its obligations resulting from the exercise of the Put Right, rendering the Company in default. To remedy the default, the Company and the Beasleys executed an Extension and Exchange Agreement (the “E&E Agreement”) in August 2003. The terms of the E&E Agreement provide for the following commitments by the Company in consideration for certain forbearances and amendments agreed to by the Beasleys. Effective as of August 29, 2003, the Company has released the Beasleys from any indemnification obligations under the original acquisition agreement and released the Beasleys’ 458,716 common shares from a pledge as security for those indemnification obligations. In addition, the Company became obligated to issue an additional 229,358 common shares to the Beasleys, and to attempt to secure for them the Company’s senior lender’s consent to junior security interests in the assets of Beasley Food Service, Inc. and Syndicated Bloomington I LLC that would be subordinate to the senior lender. The Company also agreed that in the event it is successful raising new equity capital in a private placement, then the Beasleys’ original common shares (458,716) will be converted into $2,000,000 of a newly created Series A Preferred Stock with enhanced voting rights. The Beasleys still retain the Put Right exercisable on or after November 1, 2003, until a new expiration date of November 30, 2003 (and exercisable earlier than November 1, 2003 if certain covenants and conditions of the E&E Agreement are not met by the Company). The Beasleys have agreed to defer calling the $1,266,420 note into default and have agreed not to realize on the security for the note until the Put Right again becomes exercisable, and have further agreed both to waive any outstanding defaults and to adjust a principal paying date, in the event the Company closes the anticipated private placement to raise new equity capital and satisfies the principal and interest payments then outstanding to the Beasleys.

5)	Effective July 1, 2003, the Company’s wholly owned subsidiary, Momentum Food Services, Inc. (“Momentum”), entered into a property lease with Charles Beasley for the food production facility being utilized by Momentum subsequent to Momentum’s departure from Asheville, North Carolina. The new Momentum facility, owned by Mr. Beasley, is located at 403 East Locust Street, Jasonville, Indiana 46438. The terms of the new Jasonville operating lease provided for a triple net lease with a term of 1 year at the monthly rate of $1,500. The Jasonville lease is renewable for 2 consecutive 5-year terms. The terms of the Jasonville lease further provided Momentum an option to purchase the facility at an agreed amount of $225,000. The facility is located on approximately 7 acres of land and is comprised of approximately 7,000 square feet. The lease cost per foot is $2.58.

               During the calendar year 2003, the Company had the following transactions with John McCarthy, currently a director of the Company:

1)	During the first quarter of calendar year 2003, the Company entered into a consulting agreement with Mr. McCarthy for consulting services of up to 40 hours per month on a month-to-month basis at the monthly rate of $2,500.

               During the calendar year 2003, the Company had the following transactions with Barry Nogay, currently the Vice President and Principal Accounting Officer of the Company:

1)	On February 11, 2003, the Company confirmed its intent to enter into an Employment Agreement between the Company and Mr. Nogay, with a base compensation at the rate of $85,000 per year, including Company benefits. As of the date of this filing, the employment agreement has not been executed.

2)	On March 7, 2003, the Company granted Mr. Nogay the right to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.25 and an expiration date of March 7, 2008.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a)  Documents filed as a Part of this Report as required by Item 601 of Regulation S-B:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Floridino’s International Holdings, Inc., filed November 20, 2001, with the Secretary of State of Florida

3.2	By-Laws of Floridino’s International Holdings, Inc.

4.1	Form of Warrant, private placement of 2001; Q1

4.2	Form of Warrant, private placement of 2001; Q4

4.3	Warrant Agreement between the Company and Brian Donahue, dated October 19, 2000, for 40,000 common stock warrants

4.4	Warrant Agreement between the Company and Thomas P. Tanis, Jr.; 02-003, dated August 31 2003, effective March 6, 2002, for 246,796 common stock warrants

4.5	Warrant Agreement between the Company and Cebcor Service Corporation, dated December 31, 2002 for 93,600 common stock warrants

4.6	Warrant Agreement between the Company and Mid-American Capital Resource Group, Inc., dated December 31, 2002, for 247,246 common stock warrants

4.7	Warrant Agreement between the Company and Chan Capital, Ltd.; 02-001, dated October, 2001, for 500,000 common stock warrants

4.8	Warrant Agreement between the Company and Ming Management, Ltd.; 02-002, dated October, 2001, for 2,000,000 common stock warrants

4.9	Warrant Adjustment Letter from the Company to Fidra Holdings, Ltd., on behalf of Chan Capital, Ltd. and Ming Management, Ltd., dated August 14, 2002, amending the terms of Warrant Certificate Nos. 02-001 and 02-002

4.10	Warrant Agreement between the Company and Chan Capital, Ltd.; 02-001A, dated August 14, 2002, for 500,000 common stock warrants

4.11	Warrant Agreement between the Company and Ming Management, Ltd.; 02-002A, dated August 14, 2002, for 2,000,000 common stock warrants

4.12	Warrant Agreement between the Company and Fidra Holdings, Ltd.; 03-0001, dated December 13, 2002, for 13,050 common stock warrants

4.13	Form of Warrants for all 2003 Officer/Director Grants, dated March 2003

4.14	Warrant Agreement between the Company and Hagerty & Associates; 03-008, dated August 31, 2003, for 25,000 common stock warrants

10.1	Agreement between the Company and Michael Floridino, dated May 20, 1999

10.2	Agreement between the Company and Michael Floridino, dated June 28, 2001

10.3	9% Series A Convertible Preferred Promissory Note between the Company and Almond Resources, Ltd. for $750,000, due October 31, 2001

10.4	Securities Subscription Agreement between the Company and Almond Resources, Ltd., dated October 1, 1999, for purchase of $750,000 convertible debenture promissory notes

10.5	15% Promissory Note between the Company and Fidra Holdings, Ltd., dated October 15, 2000, for the principal amount of $250,000 due January 31, 2001

10.6	Agreement between the Company and Chan Capital, Ltd., dated September, 2001, for a $3.5 million Credit Facility

10.7	Fidra Holding, Ltd. Commitment Letter, dated December 13, 1999, to provide $500,000 in Mortgage Financing, bearing interest at 9%

10.8	Parent Company Guarantee by the Company to Fidra Holding, Ltd., dated December 13, 1999, to guarantee $500,000 Mortgage Financing

10.9	9% Promissory Note of Toho Holdings, Inc. payable to Fidra Holdings, Ltd., dated December 13, 1999, for $143,577.94

10.10	Real Estate Mortgage on Lakeland plant property by Toho Holdings, Inc. on behalf of Fidra Holdings, Ltd., dated December 13, 1999

10.11	9% Promissory Note of Toho Holdings, Inc. payable to Fidra Holdings, Ltd;, dated December 13, 1999, for $56,422.06

10.12	Real Estate Mortgage on Winter Haven property by Toho Holdings, Inc. on behalf of Fidra Holdings, Ltd., dated December 13, 1999

10.13	9% Promissory Note of Toho Holdings, Inc. payable to Fidra Holdings, Ltd., dated December 13, 1999, for $300,000

10.14	Real Estate Mortgage on Lakeland Warehouse property by Toho Holdings, Inc. on behalf of Fidra

Holdings, Ltd., dated December 13, 1999

10.15	Agreement Regarding Deeds in Lieu of Foreclosure between Toho Holdings, Inc. and Fidra Holdings, Ltd., dated October 29, 2001, transferring conveyances of three properties secured by mortgages

10.16	Deed in Lieu of Foreclosure on Winter Haven property between the Company and Fidra Holdings, Ltd., dated October 29, 2001

10.17	Deed in Lieu of Foreclosure on Lakeland plant property between the Company and Fidra Holdings, Ltd., dated October 29, 2001

10.18	Deed in Lieu of Foreclosure on Lakeland Warehouse property between the Company and Fidra Holdings, Ltd., dated October 29, 2001

10.19	10% Promissory Note from Company to Fidra Holdings, Ltd., dated March 6, 2002, for $75,000, due August 31, 2002

10.20	10% Promissory Note from the Company to Fidra Holdings, Ltd., dated March 13, 2002, for $8,252.84, due August 31, 2002

10.21	10% Promissory Note from the Company to Fidra Holdings, Ltd., dated March 14, 2002, for $2,250, due August 31, 2002

10.22	10% Promissory Note from the Company to Fidra Holdings, Ltd., dated March 14, 2002, for $9,545.26, due August 31, 2002

10.23	10% Promissory Note from Beasley Food Service, Inc. to Fidra Holdings, Ltd., dated March 21, 2002, for $85,000, due August 31, 2002

10.24	10% Promissory Note from Beasley Food Service, Inc. to Fidra Holdings, Ltd., dated April 12, 2002, for $100,000, due August 31, 2002

10.25	10% Promissory Note from Beasley Food Service, Inc. to Fidra Holdings, Ltd., dated April 18, 2002, for $100,000, due August 31, 2002

10.26	10% Promissory Note from Asheville Packing Company to Fidra Holdings, Ltd., dated June 19, 2002, for $50,000, due August 31, 2002

10.27	10% Promissory Note from the Company to Fidra Holdings, Ltd., dated August 8, 2002, for $30,000, due December 31, 2002

10.28	10% Promissory Note from the Company to Fidra Holdings, Ltd., dated September 12, 2002, for $20,000, due December 31, 2002

10.29	12% Promissory Note from the Company to Fidra Holdings, Ltd., dated December 13, 2002, for $435,000, due December 31, 2003

10.30	10% Promissory Note from the Company to Fidra Holdings, Ltd., dated March 6, 2003, for $50,000, due August 31, 2003

10.31	Real Estate Purchase Agreement between Syndicated Bloomington I LLC and Charles A. and Marjorie A. Beasley, dated November 27, 2001

10.32	Amendment to Real Estate Purchase Agreement between Syndicated Bloomington I LLC and Charles A. and Marjorie A. Beasley, dated December 31, 2001

10.33	Agreement and Plan of Merger between the Company, its subsidiaries and Charles A. and Marjorie A. Beasley, dated November 27, 2001

10.34	First Amendment to the Agreement and Plan of Merger between the Company, its subsidiaries and Charles A. and Marjorie A. Beasley, dated December 31, 2001

10.35	3.91% Promissory Note from the Company to Charles A. and Marjorie A. Beasley, dated December 31, 2001 for $1,266.420

10.36	Security Agreement between the Company and Charles A. and Marjorie A. Beasley, dated December 31, 2001

10.37	Pledge & Escrow Agreement between the Company and Charles A. and Marjorie A. Beasley, dated December 31, 2001

10.38	Asset Purchase Agreement By and Between Asheville Packing Company, Inc., Clarence H. Cannon, Ralph E. Cannon and Leona Benson Cannon, and Momentum Food Services, Inc., dated October 1, 2001

10.39	Stock Purchase Agreement Among Asheville Packing Company, Inc., Clarence H. Cannon, Ralph E. Cannon and Leona Benson Cannon, and Gaby Holdings II LLC, dated November 28, 2001

10.40	Guaranty Agreement Among Asheville Packing Company, Inc., Clarence H. Cannon, Ralph E. Cannon and Leona Benson Cannon, and Momentum Food Services, Inc., dated November 28, 2001

10.41	Agreement to Restructure and Unwind By and Between Asheville Packing Company, Inc., Clarence H. Cannon, Ralph E. Cannon and Leona Benson Cannon, Momentum Food Services, Inc. and Syndicated Food Service International, Inc., dated December 31, 2002

10.42	Lease Agreement between Momentum Food Services, Inc. and Cannon Pack-Enterprises, Inc., dated October 1, 2001

10.43	Agreement To Transfer Assets and Liabilities By and Between Momentum Food Services, Inc.,

Syndicated Food Service International, Inc. and Cannon Pack-Enterprises, Inc., dated June 30, 2003

10.44	5% Promissory Note from the Company to Cannon Pack-Enterprises, Inc., dated June 30, 2003, for $25,000, due June 30, 2004

10.45	Trademark License Agreement between Cannon Pack-Enterprises and Momentum Food Services, Inc., dated June 30, 2003

10.46	2001 Equity Compensation Plan, enacted November 16, 2001

10.47	Loan Agreement between Syndicated Bloomington I LLC and Monroe Bank with a mortgage on Beasley Food Services, Inc. property, dated January 31, 2002, for $2,625,000

10.48	Variable Rate Commercial Promissory Note from Syndicated Bloomington I LLC to Monroe Bank, dated January 25, 2002, for $2,625,000 in connection with the Monroe Loan Agreement

10.49	Unlimited Continuing Guaranty in connection with the Monroe Loan Agreement by Nick Pirgousis for Monroe Bank, dated January 25, 2002

10.50	Commercial Security Agreement in connection with the Monroe Loan Agreement between Syndicated Food Service Group, Inc. n/k/a Beasley Food Service, Inc. and Monroe Bank, dated January 24, 2002

10.51	Assignment of Rents and Leases in connection with the Monroe Loan Agreement, by Syndicated Bloomington I LLC on behalf of Monroe Bank, dated January 25, 2002

10.52	Limited Continuing Guaranty in connection with the Monroe Loan Agreement by William Keeler for Monroe Bank, dated January 25, 2002

10.53	Unlimited Continuing Guaranty in connection with the Monroe Loan Agreement, by Syndicated Food Service Group n/k/a Beasley Food Service, Inc. for Monroe Bank, dated January 25, 2002

10.54	Credit Agreement between Beasley Food Service, Inc. and Old National Bank, dated Feb. 27, 2003

10.55	Revolving Line of Credit Note by Beasley Food Service, Inc. to Old National Bank, dated February 27, 2003, for $1,000,000

10.56	Unconditional Unlimited Continuing Guaranty of Line of Credit in connection with the Old National Bank Credit Agreement by Syndicated Bloomington I LLC to Old National Bank, dated February 27, 2003

10.57	Unconditional Unlimited Continuing Guaranty of Line of Credit in connection with the Old National Bank Credit Agreement by Beasley Transportation, Inc., to Old National Bank, dated February 27, 2003

10.58	Unconditional Unlimited Continuing Guaranty of Line of Credit in connection with the Old National Bank Credit Agreement by the Company to Old National Bank, dated February 27, 2003

10.59	Security Agreement in connection with the Old National Bank Credit Agreement between Beasley Food Service, Inc. and Old National Bank, dated February 27, 2003

10.60	Pledge Agreement in connection with the Old National Bank Credit Agreement between the Company and Old National Bank, dated February 27, 2003

10.61	Subordination Agreement in connection with the Old National Bank Credit Agreement between Charles A. and Marjorie A. Beasley and Old National Bank, dated February 27, 2003

10.62	Real Estate Mortgage, Security Agreement and Fixture Filing in connection with the Old National Bank Credit Agreement of Syndicated Bloomington I LLC to Old National Bank, dated February 27, 2003

10.63	Mortgage Loan Note by Syndicated Bloomington I LLC to Old National Bank, dated February 27, 2003, for $2,625,000, due February 27, 2010

10.64	Unconditional Unlimited Continuing Guaranty in connection with the Old National Bank Mortgage Loan by the Company to Old National Bank, dated February 27, 2003

10.65	Unconditional Unlimited Continuing Guaranty in connection with the Old National Bank Mortgage Loan by Beasley Food Service, Inc. to Old National Bank, dated February 27, 2003

10.66	Unconditional Unlimited Continuing Guaranty in connection with the Old National Bank Mortgage Loan by Beasley Transportation, Inc. to Old National Bank, dated February 27, 2003

10.67	Assignment of Leases and Rents in connection with the Old National Bank Mortgage Loan by Syndicated Bloomington I LLC to Old National, dated February 27, 2003

10.68	Charles A. Beasley Employment Agreement, dated December 31, 2001

10.69	Thomas P. Tanis, Jr. Employment Agreement, dated March 6, 2002

10.70	William C. Keeler Employment Agreement, dated January 24, 2002

10.71	Letter of termination from the Company to William C. Keeler, dated March 21, 2002

10.72	Letter of termination from the Company to Gil Condinho, dated March 26, 2002

10.73	Letter of termination from the Company to George Casale, dated March 26, 2002

10.74	Form of Indemnity Agreement for Officers and Directors of the Company

10.75	Debt Conversion Agreement between the Company and Chan Capital, Ltd. and Fidra Holdings, Ltd., dated August 25, 2003

10.76	Notice of Exercise of Put Right by Charles A. and Marjorie A. Beasley to the Company, dated July 8, 2003

10.77	Extension and Exchange Agreement between the Company and Charles A. and Marjorie A. Beasley, dated August 29, 2003

10.78	Property Lease Agreement between Momentum Food Services, Inc. and Charles A. Beasley for the Jasonville property, dated July 1, 2003

10.79	Property Lease Agreement between the Company and Thomas P. Tanis, Jr. for the corporate office in Front Royal, Virginia, dated June 1, 2003

10.80	Agreement between Floridino’s Inc and Rockets Red Glare, Inc. in connection with the Barnes & Noble catering services, commencing November 1, 2000

10.81	Agreement between Floridino’s, Inc. and T.K.N. Corp. in connection with the sale of the New York restaurant, effective October 2, 2001

10.82	Consulting Agreement between the Company and Delta Asset Management, dated September 2, 2001

10.83	Consulting Agreement between the Company and Concise Management, Inc., dated November 1, 2001, evidencing the grant of warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $3.13, and with an expiration date November 1, 2011

10.84	Consulting Agreement between the Company and SBFC Capital, LLC, dated July 9, 2002

10.85	Confirmatory letter from the Company to Barry L. Nogay regarding employment, dated February 11, 2003

10.86	8.25% Promissory Note from the Company to RCI General Contracting, dated August 31, 1999, for $237,207, due September 1, 2000

10.87	Extension of Promissory Note Due Date and Terms between the Company and RCI General Contracting, Inc., effective October 31, 2000, extending debt of $237,207 until January 1, 2002

10.88	Consulting Agreement between the Company and John F. McCarthy III, dated January 23, 2003

14.0	Code of Ethics

16.1	Letter from Berkovits, Lago & Company, LLP to the Securities and Exchange Commission concerning the Company’s Form 8-K filed February 12, 2003, dated February 24, 2003

16.2	Letter from Berkovits, Lago & Company, LLP to the Securities and Exchange Commission concerning the Company’s Form 8-K filed February 12, 2003, dated February 26, 2003

16.3	Letter from Berkovits, Lago & Company, LLP to the Securities and Exchange Commission concerning the Company’s Form 8-K Amendment No. 3 filed April 23, 2003, dated May 2, 2003

21.0	Subsidiaries

31.1	Certification under Rule 13a-14(a) of Thomas P. Tanis, Jr., President and Chief Executive Officer

31.2	Certification under Rule 13a-14(a) of Barry L. Nogay, Vice President and Principal Accounting Officer

32.0	Joint Certification under Rule 13a-14(b) of Thomas P. Tanis, Jr. and Barry L. Nogay

(b)	Reports on Form 8-K

               On December 12, 2001, the Company filed a Form 8-K reporting that subsidiaries of the Company had entered into a merger agreement to acquire Beasley Food Service, Inc. and Beasley Transportation, Inc. and a real estate purchase agreement to acquire land and facilities located in Bloomington, Indiana used in the operations of the companies to be acquired. The Company also reported engaging a new law firm to serve as outside counsel.

               On August 22, 2002, the Company filed a Form 8-K reporting several events, including the following: (1) the Company’s termination of its Chief Executive Officer, several other officers and a director; (2) the resignation of the Chairman of the Board and all other officers and directors not already terminated by the Company; (3) the appointment of a new Chief Executive Officer and additional officers and directors; (4) the status of certain pending litigation and claims; and (5) the Company’s inability to file its Forms 10-KSB and 10-QSB on a timely basis.

               On January 15, 2003, the Company filed a Form 8-K reporting the settlement of several pending lawsuits and claims against the Company and its affiliates and the Company’s continued inability to file its Forms 10-KSB and 10-QSB on a timely basis.

               On February 20, 2003, the Company filed a Form 8-K reporting a change in its certifying public accountant and the appointment of two new directors to the Board of Directors.

               On February 26, 2003, the Company filed a Form 8-K/A amending the Form 8-K filed on February 20, 2003, to add additional exhibits relating to the change in the Company’s certifying public accountant.

               On April 3, 2003, the Company filed a Form 8-K/A, as a second amendment amending the Form 8-K filed on February 20, 2003, to clarify Paragraph (a)(1)(ii) of the Form 8-K dated February 12, 2003 to report that the Company’s previous certifying public accountant’s report on the Company’s financial statements for the year ended December 31, 2000 was modified by the inclusion of an explanatory paragraph addressing the ability of the Company to continue as a going concern; to clarify that the engagement of the Company’s new certifying public accountant was effected on February 21,

2003; to clarify the membership in the Company’s audit committee; and to further clarify that the decision to dismiss the Company’s previous certifying public accountant was not based on any question as to the previous certifying public accountant’s independence. Due to technical difficulties, duplicate copies of this April 3, 2003 Form 8K/A were filed via EDGAR. The Company has requested that the SEC delete the duplicate copy from the SEC’s EDGAR database.

               On April 23, 2003, the Company filed a Form 8-K/A, as a third amendment amending the Form 8-K filed on February 20, 2003, to provide additional detail on the Board of Director’s decision to make a change in the Company’s certifying public accountant; to explain the Company’s determination that its previous certifying public accountant was at all times independent in the conduct of its Company audits consistent with the Statements of Auditing Standards and final rulings on auditor independence within the meaning of the Securities Acts administered by the U.S. Securities and Exchange Commission; and to attach as an exhibit to the Form 8-K, the letter from the Company’s previous certifying public accountant expressing agreement with the statements made by the Company in the Form 8-K.

               On May 14, 2003, the Company filed a Form 8-K/A, as a fourth amendment amending the Form 8-K filed on February 20, 2003, to add an additional exhibit in the form of a letter to the Securities and Exchange Commission from the former certifying public accountant of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

               The firm of Berkovits, Lago & Company, LLP (“Berkovits”) served as the Company’s principal independent public accountant from January 17, 2000 until February 12, 2003. During the last two fiscal years, referring to the year ending December 31, 2001, and the year ending December 31, 2002, Berkovits performed services in connection with the audit of the Company’s annual financial statements for the fiscal year ending December 31, 2000, and the review of financial statements included in the Company’s Forms 10-QSB for the three fiscal quarters of 2001, and performed other customary auditing, financial and tax services for 2001 and 2002 until its engagement ended.

               On February 12, 2003, the Company’s Board of Directors resolved to retain Weinberg & Company, P.A. (“Weinberg”) of Los Angeles, California and Boca Raton, Florida, as its new independent accountant to audit the Company’s financial statements, to review the financial statements included in the Company’s Forms 10-QSB to be filed, and to perform all other customary auditing, financial and tax services to be performed. This engagement of Weinberg was effected on February 21, 2003 through the execution of the engagement letter between the Company and Weinberg as of that date.

               The following fees relate to the periods of service and the scope of services described above.

Audit Fees

               The aggregate fees billed by Berkovits for each of fiscal years 2001 and 2002 for professional services rendered for the audit of the Company’s annual financial statements, for the review of the financial statements included in the Company’s quarterly reports on Form 10-QSB and for other services normally provided by the principal accountant in connection with statutory and regulatory filings or engagements, were $83,800 and $80,000, respectively.

               The aggregate fees billed by Weinberg for each of fiscal years 2001 and 2002 for professional services rendered for the audit of the Company’s annual financial statements, for the review of the financial statements included in the Company’s quarterly reports on Form 10-QSB, and for other services normally provided by the principal accountant in connection with statutory and regulatory filings or engagements, as of the date of this filing is $112,000.

Audit-Related Fees

               The aggregate fees billed by Berkovits in each of fiscal years 2001 and 2002 for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and that were not covered in the Audit Fees disclosure above were $0 and $28,750, respectively. These services included consulting services rendered to assist current management in determining the disposition of certain proceeds raised through the private placements completed in 2001.

               Weinberg was engaged in 2003 and, accordingly, did not bill fees in fiscal years 2001 or 2002.

Tax Fees

               There were no fees billed by Berkovits in each of fiscal years 2001 and 2002 for professional services rendered for tax compliance, tax advice, and tax planning.

               Weinberg was engaged in 2003 and, accordingly, did not bill fees in fiscal years 2001 or 2002.

All Other Fees

               There were no fees billed by Berkovits in each of fiscal years 2001 and 2002 for products and services other than those covered in the Audit Fees, Audit-Related Fees and Tax Fees disclosures above.

               Weinberg was engaged in 2003 and, accordingly, did not bill fees for products and services other than those covered in the Audit Fees, Audit-Related Fees and Tax Fees disclosures during fiscal years 2001 nor 2002.

Pre-Approval Policies and Procedures

               In 2000, the Board of Directors formally adopted resolutions pre-approving the engagement of Berkovits. In 2003, the Company’s new Audit Committee recommended, and the full Board of Directors approved, the engagement of Weinberg.

               The Company established its new Audit Committee in February 2003. The Company’s Board of Directors has adopted a Written Charter describing the Audit Committee’s composition and responsibilities. The Audit Committee’s Charter sets forth the following pre-approval policies and procedures in accordance with paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X:

“With respect to the Company’s independent auditors, the Committee shall ... pre-approve the retention of the independent auditors for any audit (including comfort letters and statutory audits) or non-audit service.”

               For the fiscal years ending December 31, 2001 and December 31, 2002, the Company’s Board of Directors approved the following percentages of the indicated fees, pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X:

Type of Fees	12/31/02	12/31/01

Audit-Related Services	90%	75%
Tax Services	5%	0%
All Other Services	5%	25%

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Syndicated Food Service International, Inc.
(Registrant)

Date: October 14, 2003

By:	/s/ Thomas P. Tanis, Jr.

Thomas P. Tanis, Jr., Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Thomas P. Tanis, Jr. Thomas P. Tanis, Jr.	President, Treasurer, Chief Executive Officer and Director	10/14/03

/s/ Charles A. Beasley Charles A. Beasley	Secretary and Director	10/14/03

/s/ Barry L. Nogay Barry L. Nogay	Vice President and Principal Accounting Officer	10/14/03

/s/ William D. Breneman William D. Breneman	Director	10/14/03

/s/ Ronald W. Johnston Ronald W. Johnston	Director	10/14/03

/s/ John F. McCarthy, III John F. McCarthy, III	Director	10/14/03