Form 10QSB
period 2003-03-31
SYNDICATED FOOD SERVICE INTERNATIONAL INC
filed 2003-11-17
CIK 1044434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to____________

COMMISSION FILE NUMBER 0-27749

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.

(Name of Small Business Issuer in Its Charter)

FLORIDA	59-3479186

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

P.O. Box 2185
57 Viewpoint Lane
Front Royal, Virginia	22630

(Address of Principal Executive Offices)	(Zip Code)

(Issuer’s Telephone Number, Including Area Code)	(540) 636-4190

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

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002

	March 31, 2003	December 31,
	(unaudited)	2002

ASSETS
CURRENT ASSETS
Cash	$—	$43,939
Accounts receivable (net of allowance for bad debt of $158,984 and $158,984)	1,424,827	1,520,635
Prepaid expenses	45,225	32,996
Inventory	981,584	1,071,059
Other current assets	20,375	20,375

Total Current Assets	2,472,011	2,689,004
PROPERTY AND EQUIPMENT, NET	4,123,129	4,182,134
Goodwill	1,536,784	1,536,784
Other intangible assets, net	487,500	520,000
Assets held for sale	115,000	115,000
Other assets	263,265	258,815

TOTAL ASSETS	$8,997,689	$9,301,737

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Bank overdraft	$27,327	$—
Accounts payable and accrued expenses	2,043,040	1,999,093
Accrued interest payable	130,740	109,746
Advances payable	230,500	286,000
Reserve for contingent losses	1,028,712	1,052,709
Deferred taxes	68,000	68,000
Capital leases payable (current portion)	—	55,063
Credit line payable	185,559	—
Notes payable – related parties (current portion)	3,964,810	3,166,600
Notes payable (current portion)	79,068	191,351
Liabilities of discontinued operations	397,884	505,267

Total Current Liabilities	8,155,640	7,433,829
LONG-TERM DEBT
Notes payable – related parties (non-current portion)	—	1,033,210
Notes payable (non-current portion)	2,538,643	2,498,277

TOTAL LIABILITIES	10,694,283	10,965,316

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 11,058,262 shares issued and outstanding	11,058	11,058
Additional paid-in capital	11,895,848	11,895,848
Accumulated deficit	(13,561,833)	(13,503,818)
Deferred debt offering costs	(41,667)	(66,667)

Total Shareholders’ Deficiency	(1,696,594)	(1,663,579)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$8,997,689	$9,301,737

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	March 31,	March 31,
	2003	2002
	(unaudited)	(unaudited)

REVENUES
Food and beverage sales	$3,923,930	$5,030,361
Other revenues	164,779	1,315

Total Revenues	4,088,709	5,031,676
COST OF GOODS SOLD	2,986,191	3,942,739

GROSS PROFIT	1,102,518	1,088,937

OPERATING EXPENSES
Selling, general and administrative expenses	1,386,519	1,502,647
Depreciation and amortization	94,120	82,088

Total Operating Expenses	1,480,639	1,584,735

LOSS FROM OPERATIONS	(378,121)	(495,798)

OTHER INCOME (EXPENSE)
Gain on discharges in bankruptcy	352,457	—
Other (expense) income	(359)	22,008
Interest expense	(139,375)	(237,107)

Total Other Income (Expense)	212,723	(215,099)

LOSS FROM CONTINUING OPERATIONS	(165,398)	(710,897)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	107,383	(32,700)

NET LOSS	$(58,015)	$(743,597)

Net loss per common share:
Basic and fully diluted from continuing operations	$(0.01)	$(0.06)
Basic and fully diluted from discontinued operations	—	—

Basic and fully diluted loss per share	$(0.01)	$(0.06)

Weighted average of common shares:
Basic and fully diluted	11,058,262	11,058,262

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’
DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2002	11,058,262	$11,058	$11,895,848	$(13,503,818)
Amortization of deferred debt offering costs	—	—	—	—
Net loss during 2003	—	—	—	(58,015)

BALANCE, MARCH 31, 2003 (UNAUDITED)	11,058,262	$11,058	$11,895,848	$(13,561,833)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Deferred
	Debt Offering
	Costs	Total

Balance, December 31, 2002	$(66,667)	$(1,663,579)
Amortization of deferred debt offering costs	25,000	25,000
Net loss during 2003	—	(58,015)

BALANCE, MARCH 31, 2003 (UNAUDITED)	$(41,667)	$(1,696,594)

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	March 31,	March 31,
	2003	2002
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(165,398)	$(710,897)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	94,120	82,088
Gain on dischargesin bankruptcy	(352,457)	—
Amortization of deferred debt offering costs	25,000	150,000
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	95,808	(17,844)
Prepaid expenses	(12,229)	(46,558)
Inventory	89,475	(30,296)
Other assets	(4,450)	(198,881)
Accounts payable and accrued expenses	220,287	622,770
Accrued interest payable	20,994	46,632
Reserve for contingent losses	(23,997)	(5,000)

Net Cash Used In Operating Activities	(12,847)	(107,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,615)	(1,389,939)
Decrease in restricted cash	—	700,000

Net Cash Used In Investing Activities	(2,615)	(689,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	27,327	(148,771)
Borrowings on credit line	185,559	—
Borrowings on notes payable	56,426	651,675
Payments on notes payable	(7,289)	(514,197)
Advance received	—	156,000
Repayments of advances	(55,500)	—
Proceeds from notes payable – related parties	50,000	183,048
Payment on notes payable – related parties	(285,000)	—

Net Cash (Used In) Provided By Financing Activities	(28,477)	327,755

NET DECREASE IN CASH DURING THE PERIOD FROM CONTINUING OPERATIONS	(43,939)	(470,170)
NET CASH USED IN DISCONTINUED OPERATIONS	—	(33,856)
CASH – BEGINNING OF PERIOD	43,939	687,025

CASH – END OF PERIOD	$—	$182,999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$93,381	$40,474

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2002.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company balances have been eliminated.

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

Reclassifications- Certain accounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.

Earnings per share - In accordance with SFAS No. 128, “Earnings Per Share”, basic net loss per share has been computed based on the weighted-average of common shares outstanding during the period. Diluted earnings per share include the effects of any outstanding financial instruments that may be converted into common stock, and therefore classified as common stock equivalents. SFAS No. 128 provides guidance to calculate the equivalent number of common shares that would be likely issued in the event the holder would elect to convert the financial instrument into common shares. As per SFAS No. 128, common stock equivalents are not considered in the diluted earnings per share calculations because the effect would have been anti-dilutive.

Stock-based compensation - On April 30, 2001, the Company’s Board of Directors adopted the 2001 Equity Compensation Plan (the “Plan”). On November 16, 2001, the shareholders ratified the Plan. The Plan provides for the issuance to Company employees, non-employee directors and consultants and advisors shares of Common Stock pursuant to the grant of incentive stock options, non-qualified stock options and restricted stock. A total of 5,000,000 shares of the Company’s Common Stock were reserved for issuance under the Plan.

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

The Company accounts for its employee and director stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company applying the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	(Unaudited)
	2003	2002

Net Loss from continuing operations as reported	$(165,398)	$(710,897)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma amount	$(165,398)	$(710,897)

Basic net loss per common share:
As reported	$(0.01)	$(0.06)
Pro forma	$(0.01)	$(0.06)

For the purpose of determining compensation expense, the fair value of each warrant is measured at the grant date using the Black-Scholes option-pricing model. As a result of the warrant issuance in the three months ended March 31, 2003 and 2002, the Company recorded compensation expense of $0 and $0, respectively.

As noted above, the fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002

Estimated dividend yield	$—	$—
Expected stock volatility	182%	20%
Risk free interest rate	6%	6%
Expected life of options (years)	1.9	2.0

The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the warrant holder. The pro forma effect of including the compensation expense as calculated relating to the warrants issued is not considered material.

Recent accounting pronouncements - In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; or (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

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

In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled “Qualifying Special Purpose Entities (“QSPE”) and Isolation of Transferred Assets”, an amendment of SFAS No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity’s obligation to beneficial interest holders. Other than the early application of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Note 10) management does not expect the impact from these statements’ pronouncements to have a material impact on the Company’s consolidated financial position or results of operations.

Note 2- Notes Payable – Related Parties

The following is a listing of related party notes payable as of March 31, 2003 and December 31, 2002:

	3/31/03	12/31/02

$500,000 mortgage payable to an investment company (A) at 9% due in 2003. The mortgage is secured by the property located in Lakeland, Florida. This mortgage is currently in default and revised terms have yet to be formalized.	$495,342	$495,342
$1,600,000 note payable to an investment company (A) that matures in 2003 bearing interest at 10%. This note is currently in default and revised terms have yet to be formalized.	1,600,000	1,600,000
$98,048 unsecured notes payable (5) to an investment company (A) bearing interest at 10% and maturing in 2003. The remaining notes are currently in default and revised terms have yet to be formalized.	98,048	98,048
$285,000 unsecured notes payable (3) to an investment company (A) bearing interest at 10% and maturing in 2003.	—	285,000
$20,000 unsecured note payable to an investment company (A) bearing interest at 10% and maturing in 2003. This note is currently in default and revised terms have yet to be formalized.	20,000	20,000
$435,000 unsecured note payable to an investment company (A) bearing interest at 12% and maturing in 2003.	435,000	435,000
$50,000 unsecured note payable to an investment company (A) bearing interest at 10% and maturing in 2003. This note is currently in default and revised terms have yet to be formalized.	50,000	—

	3/31/03	12/31/02

$1,266,420 note payable to sellers of common stock in acquired subsidiaries bearing interest at 3.91%. The note is payable in three installments commencing in 2003, and matures in 2005. This note is currently in default and revised terms have yet to be formalized.	1,266,420	1,266,420

Total debt	3,964,810	4,199,810
Less current maturities	(3,964,810)	(3,166,600)

Long-term debt	$—	$1,033,210

(A)  The investment company referred to above is a related party as it holds a significant amount of common stock of the Company.

Interest expense on these notes for the three months ended March 31, 2003 and 2002 was $77,025 and $54,885, respectively.

Note 3- Notes Payable – Unrelated Parties

Mortgage and Term Facility

In February 2003, Syndicated Bloomington I LLC entered into a $2,625,000 financing arrangement with a Bank, which provided for a first lien security interest in the land and building in Bloomington, Indiana. The purpose of the mortgage was to refinance certain indebtedness against the facility and real estate. The maturity date of the mortgage is seven years from the date of the closing of the mortgage loan. The amortization period is for twenty years with payments of principal and interest due monthly based upon a 20-year amortization period calculated utilizing a simple mortgage amortization formula. The mortgage may be prepaid in whole or in part on any payment date without penalty or premium. Additionally, the Bank provided Beasley Food Service with a one-year term working capital credit line of $1,000,000 (the “Term Facility”). The Term Facility provides for an advance rate against eligible receivables of 70%, at a variable interest rate approximating 5.25% per annum. The Bank also received a first security interest in all assets of Beasley Food Service, Inc., as well as the guarantee by the Company and a pledge of its capital stock of both Beasley Food Service, Inc. and Beasley Transportation, Inc. As of March 31, 2003, the Company has drawn $185,559 on the term facility, which is reflected in the condensed consolidated balance sheet as credit line payable.

The following is a listing of unrelated party notes payable as of March 31, 2003 and December 31, 2002:

	3/31/03	12/31/02

$2,625,000 mortgage payable at interest of 4.88% maturing in 2010. The mortgage is secured by the plant building and land in Bloomington, Indiana.	$2,617,711	$—
$2,625,000 mortgage payable at interest of 5.25% maturing in 2009. The mortgage was paid in full as part of a refinancing in January 2003.	—	2,568,574
$140,000 mortgage payable to an individual at interest of 9% maturing with an original maturity in 2007. The mortgage was written off as part of a Chapter 7 Bankruptcy filing in March 2003.	—	121,054

Total debt – unrelated parties	2,617,711	2,689,628
Less current maturities	(79,068)	(191,351)

Long term debt – unrelated parties	$2,538,643	$2,498,277

Interest expense on these notes for the three months ended March 31, 2003 and 2002 was $37,350 and $29,222, respectively.

Note 4- Debts Discharged in Bankruptcy

On March 14, 2003, the Company filed voluntary Chapter 7 bankruptcy petitions on behalf of certain wholly owned subsidiaries previously engaged in the restaurant and food processing segments of the Company’s operations. The composition of the debts discharged under these proceedings and the resulting gain recognized in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2003 is as follows:

Trade accounts payable	$144,558
Accrued expenses	31,782
Capital lease payable	55,063
Mortgage payable	121,054

Total gain on discharges in bankruptcy – continuing operations	$352,457

The Company also recognized income from discontinued operations in the amount of $107,383 related to the discharge of trade accounts payable and accrued expenses in the three months ended March 31, 2003.

Note 5- Supplemental disclosure of non-cash investing and financing activities

The following non-cash transactions are not included in the consolidated statements of cash flows:

	3/31/03	3/31/02

PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Trade accounts payable discharged in bankruptcy	$144,558	$—
Accrued expenses payable discharged in bankruptcy	31,782	—

	$176,340	$—

PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	$—	$(1,973,325)

	$—	$(1,973,325)

PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Capital lease payable discharged in bankruptcy	$55,063	—
Mortgage payable discharged in bankruptcy	121,054	—
Note payable issued for Syndicated Bloomington I LLC	—	1,973,325
Payoff of mortgage on real property of Syndicated Bloomington I LLC	(2,568,574)	—
Mortgage on real property of Syndicated Bloomington I LLC	2,568,574	—

	$176,117	$1,973,325

	3/31/03	3/31/02

SUMMARY OF CHANGES IN CASH FLOWS OF DISCONTINUED OPERATIONS:
NET CASH USED IN OPERATING ACTIVITIES	$—	$(33,106)
NET CASH USED IN INVESTING ACTIVITIES	—	—
NET CASH USED IN FINANCING ACTIVITIES	—	(750)

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	$—	$(33,856)

Note 6 - Segment Reporting

The Company discloses segment information in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

The Company has three reportable segments: wholesale foodservice distribution, food processing, and corporate. The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The wholesale foodservice distribution division markets and distributes national and private label food and food-related products to restaurants, hotels, cafeterias, schools, healthcare facilities and other institutions. The food processing division manufactures certain food products, including frozen pizza, and pursuant to a license trademark agreement, barbeque and chili for sale principally through distributors to institutional accounts. The Corporate division provides executive management and houses the Company real estate. The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments.

	3/31/03	3/31/02

Gross Sales
Food service	$3,866,313	$4,805,746
Food processing	165,320	186,105
Corporate	57,076	39,825

Total gross sales	$4,088,709	$5,031,676

Gross Profit
Food service	$1,000,806	$995,796
Food processing	44,636	53,316
Corporate	57,076	39,825

Total gross profit	$1,102,518	$1,088,937

Income (loss) from operations
Food service	$(4,714)	$59,377
Food processing	(24,795)	(44,828)
Corporate	(348,612)	(510,347)

Total loss from operations	$(378,121)	$(495,798)

Depreciation
Food service	$41,278	$26,604
Food processing	—	2,642
Corporate	20,342	20,342

Total	$61,620	$49,588

Interest
Food service	$—	—
Food processing	—	—
Corporate	139,375	237,107

Total	$139,375	$237,107

		12/31/02

Total Assets
Food service	$3,014,618	3,212,405
Food processing	188,323	186,047
Corporate	5,794,748	5,903,285

Total	$8,997,689	$9,301,737

The goodwill of $1,536,784 relates to the food service segment. The segments of the Company follow the same accounting policies as the consolidated group.

Note 7 – Commitments and Contingencies

Contingencies

Shareholder Put Right

As part of the acquisition of wholly owned subsidiaries, the Company entered into a First Amendment to the Agreement and Plan of Merger that included, in part, a put right (the “Put Right”) with the selling party (the “Shareholder”). The Put Right provides for the Shareholder having a right to put, at any time during the 20-day period commencing on June 30, 2003 (the “Put Date”) and ending on July 20, 2003 (the “Expiration Date”) all, but not less than all, the 458,716 shares of common stock of the Company’s common stock received by the Shareholder to the Company, in the event that the average closing asked price for common shares of the Company for the 20 trading days immediately preceding the Put Date is less than $4.36 per common share for an aggregate value of approximately $2,000,000. In the event the Shareholder exercises the Put Right and the Company tenders the $2,000,000, the second installment of principal due to the Shareholder on the $1,266,420 note payable referred to in Note 2 shall be deferred by one year to January 2, 2005, when it will become payable concurrent with the third and final installment due on that note.

Effective July 8, 2003, the Shareholder provided the Company with a Notice of Exercise of Put Right. The Company has been unable to satisfy its obligations resulting from the exercise of the Put Right, rendering the Company in default. To remedy the default, the Company and the Shareholder executed an Extension and Exchange Agreement (the “E&E Agreement”) in August 2003. The terms of the E&E Agreement provide for the following commitments by the Company in consideration for certain forbearances and amendments agreed to by the

Shareholder. Effective as of August 29, 2003, the Company has released the Shareholder from any indemnification obligations under the Agreement and Plan of Merger and released the Shareholder’s 458,716 common shares from a pledge as security for those indemnification obligations. In addition, the Company became obligated to issue an additional 229,358 common shares to the Shareholder, and to attempt to secure for the Shareholder the senior lender’s consent to junior security interests in the assets of certain wholly owned subsidiaries that would be subordinate to the senior lender.

The Company also agreed that in the event it is successful raising new equity capital in a private placement, then the Shareholder’s original common shares (458,716) will be converted into $2,000,000 of a newly created Series A Preferred Stock with enhanced voting rights.

The Shareholder still retains the Put Right exercisable on or after November 1, 2003, until a new expiration date of November 30, 2003 (and exercisable earlier than November 1, 2003 if certain covenants and conditions of the E&E Agreement are not met by the Company). The Shareholder has agreed to defer calling its $1,266,420 note into default and agreed not to realize on the security for the note until the Put Right again becomes exercisable, and has further agreed both to waive any outstanding defaults and to adjust a principal paying date, in the event the Company closes the anticipated private placement to raise new equity capital and satisfies the principal and interest payments then outstanding to the Shareholder. As of the filing of this report the Shareholder has not exercised the Put Right, but the pro forma information provided below details the effect on the Company’s financial statements as if the Shareholder exercised the Put Right:

		3/31/03

TOTAL ASSETS AS REPORTED	$8,997,689
effect of exercise of Put Right on total assets	—

PRO FORMA TOTAL ASSETS		$8,997,689

TOTAL LIABILITIES AS REPORTED	$10,694,283
effect of exercise of Put Right on total liabilities	2,000,000

PRO FORMA TOTAL LIABILITIES		$12,694,283
TOTAL SHAREHOLDERS’ DEFICIENCY AS REPORTED	(1,696,594)
effect of exercise of Put Right on shareholders’ deficiency	(2,000,000)

PRO FORMA TOTAL SHAREHOLDERS’ DEFICIENCY		(3,696,594)

PRO FORMA TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY		$8,997,689

Claims related to Third Party Billing actions

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

Certain actions relating to Third Party Billing actions were fully settled as of December 31, 2002 (described as FACTOR B, C, E and F in the Company’s most recent Securities and Exchange Commission form 10-KSB filing), and a summary of the remaining Third Party Billing actions filed against the Company by the Factors is as follows:

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

In March 2003, a non-related party commenced a lawsuit against the Company in the Lawrence County Circuit Court, in the State of Kentucky. The complaint was also filed against an unrelated entity believed to be owned by certain members of former management and, individually, against the Company’s former Vice President, Controller. The complaint alleges fraud, breach of fiduciary duty relative to the goods allegedly purchased and certain documents retained by the defendants. While the complaint does not specify a dollar amount being sought, the non-related party has represented that demand has been made against it for an excess of $800,000 by the Factors involved. Although pending litigation has not been fully developed through discovery, an assessment of the likelihood of an adverse result cannot be made at this time. It is the Company’s position that if a fraud was committed, it was done so by named parties independent of the Company and the Company plans to defend itself accordingly.

Other Asserted Claims

In June 2001, the seller of a wholly owned subsidiary of the Company commenced an action against the Company alleging breach of contract, claiming restitution of approximately $12,000 and title to 15,000 restricted shares of the Company’s common stock. As of the date of this report, this action has been settled by all of the involved parties (see Note 11).

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

Note 8- Related Party Transactions

During 2003, the Company had the following funding transactions with an investment company and affiliated entities which together hold a significant share of the Company’s outstanding common stock (See Note 2):

In February 2003, the Company repaid $285,000 on three notes payable and $75,000 in accrued interest on other outstanding notes payable.

In March 2003, the Company borrowed $50,000 pursuant to a non-secured promissory note to be used for general working capital. The note accrues interest at 10% per annum, and is due in September 2003.

In January through May 2003, the Company paid to a Director of the Company a total of $115,500 in accrued rent and other advances payable.

Pursuant to a compensation agreement between the Company and the Chief Executive Officer, the Company tendered a $50,000 payment to the Chief Executive Officer in March 2003 as part of completing the closing of the Mortgage and Term Facility referred to in Note 3.

Note 9- Going Concern

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals, which contemplate the continuation of the Company as a going concern. As of March 31, 2003, the Company had a shareholders’ deficiency of $1,696,594 a working capital deficiency of $5,683,629, and incurred net losses from continuing operations of $165,398 for the three months then ended. Additionally, as discussed in Note 7, the Company is subject to the terms of the Put Right, terms that, if enforced, would materially affect the operations of the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

To address these concerns, management entered bankruptcy petitions for certain wholly owned subsidiaries of the Company (see Note 4), reduced associated payroll and overhead costs not associated with operations to nominal levels, and initiated efforts to secure external equity capital through the private placement of Company common stock. Additionally, the Company is party to an agreement to convert certain notes payable due to a related investment company to common shares of the Company should certain terms by met. As of the date of this report, this agreement has expired but the Company has undertaken to amend and extend the original terms.

The eventual outcome of the success of management’s plans cannot be ascertained with any degree of certainty. The accompanying interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 10- Sale of Restaurant and Discontinued Operations

In October 2001, the Company sold the last restaurant that it operated, located in New York, New York. Under the terms of the agreement, the Company retained the catering portion of the operations until the catering agreement itself was terminated in May 2002.

As noted in Note 1 to the financial statements, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which is effective for fiscal years beginning after December 15, 2001. As encouraged by the FASB, the Company early adopted SFAS No. 144 in the fourth quarter 2001 and has retroactively applied it to transactions occurring during the year ended December 31, 2001. All prior full year reporting periods have been restated to reflect the adoption. The application of this statement resulted in the classification and separate financial presentation of certain entities as discontinued operations, which are not included in continuing operations. There have been no sales from discontinued operations in 2003. The major classes of discontinued assets and liabilities included in the Balance Sheets are as follows:

	3/31/03	12/31/02

Cash	$—	$—
Accounts receivable	—	—
Prepaid expenses	—	—
Inventory	—	—
Net property and equipment	—	—
Other assets	—	—

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$—	$—

Accounts payable and accrued expenses	$272,884	$380,267
Advances payable	125,000	125,000

TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$397,884	$505,267

     The Company recognized income from discontinued operations in the amount of $107,383 related to the discharge of trade accounts payable and accrued expenses in the three months ended March 31, 2003.

Note 11- Subsequent Events

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

Extension and Exchange Agreement: As discussed in Note 7, the Company entered into an Extension and Exchange Agreement with a Shareholder to effect a remedy to certain provisions of the Agreement and Plan of Merger between the Company and the Shareholder. This agreement took effect in August 2003.

Debt Conversion Agreement: As discussed in Note 9, the Company entered into an agreement to convert certain notes payable due to an investment company. This agreement took effect in August 2003 and expired on October 31, 2003; as of the date of this report, the Company is seeking to amend and extend the original terms of this agreement.

Consulting Services Warrants: In August 2003, pursuant to a consulting agreement, the Company issued warrants to purchase 25,000 shares of its common stock to a consulting firm for services rendered to the Company. Each warrant is exercisable at $.25 per share and expires in August 2006.

Default on Certain Notes Payable: As discussed in Note 2, on October 1, 2003, the Company defaulted on certain notes payable due to an investment company. As of the date of this report, the Company is undergoing negotiations to extend and reschedule the notes payable comprising the default.

Settlement of Trade Payables: On October 1, 2003, the Company, its former counsel and a related investment company entered into an agreement whereby approximately $330,000 in trade accounts payable were discharged in return for a $200,000 unsecured promissory note payable to former counsel due August 14, 2004, and a payment of $100,000 to former counsel from a related investment company.

Settlements of Certain Legal Actions: On October 2, 2003, the Company formalized a settlement agreement with the seller of a wholly owned subsidiary of the Company who had commenced an action against the Company in June 2001. Pursuant to this agreement, the Company will tender a payment of $15,000 and issue 10,000 shares of the Company’s common stock to the parties by December 31, 2003.

Item 2. Management’s Discussion and Analysis or Plan of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS

General Statement: Factors that may affect future results

     With the exception of historical information, the matters discussed in Management’s Discussion and Analysis or Plan of Operation contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as “anticipates”, “expects”, “believes”, “plans”, “could”, and similar words and phrases. Factors that could cause the Company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include, but are not limited to, the following: trends in the economy as a whole, which may affect consumer confidence and consumer demand for the types of food products sold by the Company; competitive pressures from domestic and foreign processors and distributors of Italian frozen foods and meat which may affect the nature and viability of the Company’s business strategy; unpredictable changes in growing conditions inherent in agriculture; other agricultural risks, including those associated with pesticides, herbicides and disease control and crop protection efforts; the Company’s ability to maintain and expand its distribution base; the Company’s ability to maintain and improve its plants, equipment and technological systems; changes in the Company’s customer base as a result of competition and/or consolidation of retail grocery chains; risks associated with governmental regulation and taxation, including the existence or effects of tariffs; availability and cost of labor employed; changes in industry capacity and production; the availability, costs and terms of financing, including the risk of rising interest rates; availability of trade credit and terms with vendors; the Company’s use of financial leverage and the potential impact of such leverage on the Company’s ability to execute its operating strategies; the ability to maintain gross profit margins; the seasonal nature of the Company’s business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific items; costs associated with the storage, shipping, handling and control of inventory; and potential adverse publicity for the food industry or certain of the Company’s food products.

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

     The Company operates three on-going business segments: Wholesale Foodservice Distribution, including the Company’s Beasley Food Service, Inc. and Beasley Transportation, Inc. subsidiaries (collectively the “Beasley Operation”), Food Processing, including the Company’s Momentum Food Services, Inc. subsidiary (“Momentum”) and Corporate. Included under Corporate segment is the Company’s real estate holding, owned by the Company’s wholly owned subsidiary, Syndicated Bloomington I LLC, which owns the land and buildings upon which the Beasley Operation is operated. The Company’s business segments are based on business divisions that offer similar products and services. With the October 2001 sale of the Company’s last restaurant, the Company treated its Restaurant segment as discontinued operations for the years ended December 31, 2002, 2001 and 2000.

I.     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002:

Consolidated sales, gross profit and net loss:

     Consolidated sales for the quarters ended March 31, 2003 and 2002 were $4,088,709 and $5,031,676, respectively. Gross profits for the quarters ended March 31, 2003 and 2002 were $1,102,518 and $1,088,937, respectively. For the aforementioned quarterly periods, gross profits represented approximately 27% and 22% of sales respectively.

     The year on year decline in sales for the periods was principally encountered in the Wholesale Foodservice Segment with the Company’s Beasley Operation. The decline in revenues was in part caused by harsh weather conditions encountered during the quarter that caused a general softening of the market. Additionally, during calendar 2003, due to the corporate policy to source inventory through its parent company, one of the Beasley Operation’s customers, which accounted for approximately $3,000,000 of annualized revenues, was lost, thereby causing the decline in year on year results.

     The year on year increase in gross profits for the periods was principally due to the ability of the Beasley Operation to replace the sales lost from one customer, as earlier mentioned, while in lesser amounts, with new higher gross margin business. The lost sales generated average gross margin in the 5% range. Sales to new customers, which in part replaced some of the lost sales, generated gross margin in the 18% to 20% range. Additionally, while the Beasley Operation encountered higher than anticipated fuel cost from its transportation activity which negatively impacted gross margin, it realized higher marketing income than in the same period the prior year which helped to offset cost associated with cost of goods sold. Marketing income at the Beasley Operation is derived from promotional activities entered into with vendors and suppliers to promote specific products or lines of products. These agreements are entered into on an annual, quarterly or monthly basis. The vendor or supplier pays Beasley a fee to use the many marketing programs offered by Beasley to our customers to promote their products. For the quarters ended March 31, 2003 and 2002, marketing income was $107,702 and $44,092, respectively.

     Selling, general and administrative expenses for the quarters ended March 31, 2003 and 2002 were $1,386,519 and $1,502,647, respectively. After deducting selling, general and administrative costs and depreciation and amortization, the Company decreased losses from operations to $378,121 for the quarter ended March 31, 2003 from $495,798 for the quarter ended March 31, 2002.

     The year on year decrease in operating expenses was principally due to reduction of expense in the Corporate Segment. At the end of the quarter ended March 31, 2002, the Company implemented a corporate restructuring whereby three former executive employees were terminated, corporate offices were shut down and associated travel and other expense, including legal expenses were better contained.

     During the quarter ended March 31, 2003, due to a non-recurring gain on discharges in bankruptcy of $352,457, the Company generated other income of $212,723 from continuing operations. During the quarter ended March 31, 2002, the Company had other expenses which generated a net cost of $215,099. Included in these amounts are interest expense of $139,375 and $237,107 for the quarters ended March 31, 2003 and 2002, respectively. After deducting other income and expense, net, the Company generated a loss from continuing operations of $165,398 for the quarter ended March 31, 2003 and $710,897 for the quarter ended March 31, 2002. The Company realized $107,383 of income from discontinued operations for the quarter ended March 31, 2003 due to discharges in bankruptcy, and losses from discontinued operations for the quarter ended March 31, 2002 of $32,700, thereby generating a net loss of $58,015 and $743,597 for the quarters ended March 31, 2003 and 2002, respectively.

     Other income and expense positively impacted the reduction in loss from continuing operations, principally through the $352,457 gain on discharges in bankruptcy. During the quarter ended March 31, 2003, the Company filed voluntary Chapter 7 bankruptcy petitions on behalf of certain wholly owned subsidiaries, previously engaged in the now terminated Company restaurant segment, in the United States District Court for the Middle District of Florida. The wholly owned subsidiaries that have been discontinued and liquidated through Chapter 7 bankruptcy proceedings included Hard Ball Café, Inc., Floridino’s of Bartow, Inc., Floridino’s of Delray Beach, Inc., Floridino’s Express, Inc., Floridino’s Home of the Calzone, Inc., Floridino’s of Lake Wales, Inc., Floridino’s Pizza Etc., Inc., and Floridino’s of Lakeland, Inc. The Company continues to determine the optimum means to liquidate the remainder of issues involved with its Floridino’s, Inc. subsidiary that housed its New York restaurant operations. On March 14, 2003, the Company filed voluntary Chapter 7 bankruptcy petitions on behalf of various wholly owned subsidiaries previously engaged in the food processing segment in the United States District Court for the Middle District of Florida. The wholly owned subsidiaries that have been discontinued and liquidated through Chapter 7 bankruptcy proceedings included Floridino’s Specialties, Inc., Toho Holdings, Inc. and Triton Prestige Products, Inc. As a result of these filings, the Company recognized the $352,457 gain from liabilities discharged accordingly.

     The decrease in interest expense is primarily due to the Company recognizing $150,000 vs. $25,000 of amortization of deferred offering costs for the quarters ended March 31, 2003 and 2002, respectively. The Company recorded $600,000 in deferred offering costs as part of issuing 2,500,000 warrants to purchase common stock in September 2001. These costs were amortized over the one-year period through August 2002, and resulted in a charge to interest expense of $150,000 for the three months ended March 31, 2002. The Company extended the expiration period of these warrants and lowered the exercise price in August 2002, resulting in the Company recording deferred offering costs of $100,000. These costs are amortizable over the one-year period through August 2003, and resulted in a charge to interest expense of $25,000 for the three months ended March 31, 2003.

Three Months Results for the Wholesale Foodservice Segment

     Sales for the Beasley Operation for the quarters ended March 31, 2003 and 2002 were $3,866,313 and $4,805,746, respectively. Gross profits for the quarters ended March 31, 2003 and 2002 were $1,000,806 and $995,796, respectively. For the aforementioned quarter periods, gross profits represented approximately 26%, and 21% of sales, respectively. These percentages are generally consistent with, or above industry standards, and management expects this level to remain constant or slightly increase, depending on the product mix and composition of gross revenues. Operating expenses for the Beasley Operation for the quarters ended March 31, 2003 and 2002 were $1,005,520 and $936,419, respectively, generating a loss from operations of ($4,714) for the quarter ended March 31, 2003 and income from operations of $59,377 for the quarter ended March 31, 2002.

     As earlier addressed above, while the Beasley Operation generated positive cash flow from operations for the quarter ended March 31, 2003 the loss from operations stemmed in part due to harsh weather conditions encountered during the quarter that caused a general softening of the market. This coupled with increased fuel cost associated with the transportation of goods to its customers and the effort expended to replace revenues lost to one account attributed to the loss from operations for the quarter.

Three Months Results For the Food Processing Segment

Sales for Momentum for the quarters ended March 31, 2003 and 2002 were $165,320 and $186,105, respectively. Gross profits for the quarters ended March 31, 2003 and 2002 were $44,636 and $53,316, respectively. For the aforementioned quarter period, gross profits represented approximately 27%, and 29% of sales respectively. Operating expenses for Momentum for the quarters ended March 31, 2003 and 2002 were $69,431 and $98,144, respectively, generating a loss from operations of $24,795 for the quarter ended March 31, 2003 and a loss from operations of $44,828 for the quarter ended March 31, 2002.

Based on the operating results, current management is determining whether to continue the Company’s Momentum operations. Legacy supply contracts which are unprofitable, fixed costs associated with legacy facilities inherited from predecessor management, coupled with revenues which are insufficient to drive gross profits adequate to cover, albeit minimal, selling, general and administrative costs associated with the operation are some of the factors under review. As reported in the Company’s Form 10-KSB for the calendar years ended December 31, 2002 and 2001, the Company terminated Momentum’s activities in Asheville, North Carolina in June 2003 in an effort to begin to address these issues. Based upon the results through the balance of calendar 2003, management will determine whether to maintain or discontinue this operation.

Three Months Results for the Corporate Segment

     Corporate segment’s loss from operations decreased by $161,735 to $348,612 for the quarter ended March 31, 2003 from $510,347 for the quarter ended March 31, 2002. As earlier mentioned this decrease was in part due to the termination of predecessor management at the end of the quarter ended March 31, 2002 and elimination of the related costs associated with their activities. Current management is reviewing costs associated with legal, audit and other professional services used by predecessor management and has instituted changes to reduce costs accordingly. Of the $348,612 loss from operations for the quarter ended March 31, 2003, approximately $180,000 were costs incurred with the restructuring activities of current management, comprised principally of legal and accounting services, leaving approximately $168,612 associated with the corporate costs of the Company’s on-going activities.

Liquidity and Capital Resources:

     Based upon the ratio of current assets to current liabilities, as of March 31 2003, the Company had working capital deficits of $5,683,629. Of this amount, $3,964,810 is classified as a current liability and owing to parties related to the Company. Additionally, $1,028,712 remains as a reserve for contingent losses associated with the restructuring and wind up of historic issues created by prior management. While there can be no assurances, and as discussed below, to address the Company’s deficit working capital position, current management is undertaking to convert $2,100,000 of related party notes to equity as well as an additional $2,000,000 of obligations pursuant to certain put rights of a related party. Management anticipates that the final disposition of the reserves for contingent losses should be concluded by the year ending December 31, 2003, the outcome of which at this time is uncertain.

     While the Company’s total working capital deficit is significant, when addressing day-to-day trade operations, management is working with cash, accounts receivable and inventory of $2,406,411 to address $2,696,234 of bank overdrafts, trade accounts payable, accrued interest payable, advances payable, accrued expenses, the current portion on notes payable to non-affiliates and amounts outstanding on the credit line.

     On a consolidated basis, cash on hand was $0 and $43,939 as of March 31, 2003 and December 31, 2002, respectively, generating a decrease in cash for the period of $43,939.

     In February 2003, the Beasley Operation received a one-year term working capital credit facility of $1,000,000 (the “Term Facility”). The Term Facility provides for an advance rate against eligible receivables of 70%, at a variable interest rate approximating 5.25% per annum. The Bank also received a first security interest in all assets of Beasley Food Service, Inc., as well as the guarantee by the Company and a pledge of its capital stock of both Beasley Food Service, Inc. and Beasley Transportation, Inc.

     In March 2003, the Company received $50,000 in debt financing from a related party. As disclosed in the Company’s Form 10-KSB for the calendar years ended December 31, 2002 and 2001, to fund on-going operations, management has designed and implemented a plan to address working capital needs which included settlement of certain legal complaints filed against the Company, the reduction of accounts payable associated with closed operations and entities, reduction of corporate expenses compared to historic levels, a plan to convert certain of its debt obligations to equity, and to secure additional working capital through a private offering of the Company’s equity securities.

     Additionally, in August 2003 the Company entered into a Debt Conversion Agreement to convert certain notes payable due to two investment companies and related parties in the aggregate of approximately $2,100,000 to common shares of the Company. Pursuant to this agreement, the Company could convert the aggregate amount of the debt in return for issuing 7,000,000 common shares at an issue price of $.30 per share if the Company could raise $1,000,000 of new equity working capital by October 31, 2003. As of the date of this filing, the Company has failed to raise the minimum amount of capital necessary to trigger the conversion features of this Agreement, but the Company has undertaken to negotiate with the parties to extend and amend the original terms to lessen the carrying costs of its debt burden.

     Similarly, in August 2003, the Company entered into an Extension and Exchange Agreement to convert certain put rights classified as a debt obligation of $2,000,000 as of June

30, 2003 from a related party, into what would be a newly created preferred stock. Pursuant to this agreement, the conversion shall occur at such time as the Company raises $1,000,000 of new equity working capital. The Company was unable to raise said working capital on or before November 1, 2003, causing the put obligation to be classified as debt upon exercise.

     As of the third quarter of the fiscal year ending December 31, 2003, management has initialed a plan to conduct a private offering of the Company equity securities to raise a minimum amount of $1,000,000 and a maximum amount of $2,000,000 to address the Company’s liquidity position and fund on-going corporate expenses.

     During the fourth calendar quarter of fiscal year ending December 31, 2003, in its effort to continue to reduce historic accounts payable and settle remaining litigation, the Company entered into an agreement with former counsel to the Company to address approximately $330,000 in outstanding fees due to the former counsel. Former counsel agreed to accept $300,000 to settle the account in full, $200,000 of which was paid in the form of an unsecured promissory note payable to former counsel due August 14, 2004. The remaining $100,000 was paid directly to former counsel by one of the Company’s principal shareholders. Additionally, management settled outstanding litigation between the Company and Hilbert Binderow styled Hilbert Binderow vs. Floridino’s International Holdings, Inc. and Triton Prestige Products, Inc. The terms of the settlement provided for the issuance of 10,000 shares of the Company’s common stock plus the agreement to pay $15,000 to the litigants on or before December 31, 2003.

     Management anticipates that its aggregate working capital requirements through the balance of calendar 2003 are $300,000.

II.     CRITICAL ACCOUNTING POLICIES

     The Company believes the following are its most critical accounting policies in that they are the most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments.

Revenue and Cost Recognition

     The Company recognizes gross revenues from sales of food and food-related products when goods are shipped and title or risk of loss resides with the customer, which typically occurs when the customer accepts the shipment and products. Rebates and allowances from vendors are recognized in the period they are received from the vendor unless such rebates and allowances are reasonably estimable at the end of a reporting period.

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

Inventory

     Inventory is stated at the lower of cost (first-in, first-out method) or market, and primarily consists of food, produce products, and ingredients used in the frozen food processing facility. The inventories of the Company’s processing and distribution facilities are constantly monitored for slow moving or damaged products which, if existing, are written off from saleable inventory, with a charge to inventory impairment made for the difference between the carrying value and estimated market value. The Company also conducts periodic physical counts to test the efficacy of the policies and procedures for receiving, storing, processing and shipping inventory.

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

     Because of this volatility, the Company may fail to meet the expectations of its shareholders or of securities analysts and its stock price could decline as a result.

Item 3. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     As previously reported in the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003, on or about March 14, 2003, Brown Food Service, Inc. commenced a lawsuit against the Company entitled Brown Food Service, Inc. v. Syndicated Food Service, et al., in the Lawrence County Circuit Court, in the State of Kentucky, Case Number 03-CI-00036. The complaint was also filed against NS Consulting Group, Inc. and George Casale, the Company’s former Vice President, Controller. The complaint alleges fraud, breach of fiduciary duty, and indemnification for liabilities associated with certain Third Party Billing lawsuits that have been filed against Brown Food Service. While the complaint does not specify a dollar amount being sought, Brown has represented that it is seeking in excess of $800,000. The pending litigation has not been fully developed through discovery at this time and no assessment of the likelihood of an adverse result can be made at this time. It is the Company’s position that the claims are without basis and plans to defend itself accordingly.

Item 2. Changes in Securities

     As previously reported in the Company’s 10-KSB for the calendar years ended December 31, 2002 and December 31, 2001, filed October 14, 2003, pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on March 7, 2003, the Company issued a warrant to purchase an aggregate of 1,100,000 shares of its common stock to the new Board of Directors and certain management. The per share warrant exercise price is $0.25, which is due to expire on March 7, 2008. Each of the 5 new members of the Board of Directors, including Thomas Tanis, Jr., Charles Beasley, Ronald Johnston, John McCarthy, and William Breneman, received a warrant to purchase 200,000 shares of common stock. Additionally, two employees, Barry Nogay and Charles Cooksey, each received a warrant to purchase 50,000 shares of common stock on the same terms as the directors.

     The Company did not file a registration statement under the Securities Act of 1933 for the quarterly period ended March 31, 2003.

Item 3. Defaults Upon Senior Securities

     The Company is currently in default on certain notes payable due to Fidra Holdings, Ltd., Chan Capital, Ltd. and Charles A. and Marjorie A. Beasley in the aggregate of approximately $3,804,533 in principal and interest, as reflected in the following table:

	Original
	Payment or	Amended	Principal	Accelarated	Accrued	Total
	Note Due	Note Due	Amount	Principal	Interest	Amount
	Date	Date	Due at Default	Amount Due	Thereon *	Due

Chan Capital, Ltd.	12/31/2002	9/30/2003	$1,600,000	$—	$158,333	$1,758,333
Fidra Holdings, Ltd.	1/1/2002	9/30/2003	495,342	—	49,959	545,301
Fidra Holdings, Ltd.	8/31/2002	9/30/2003	98,048	—	14,707	112,755
Fidra Holdings, Ltd.	12/31/2002	9/30/2003	20,000	—	2,333	22,333
Fidra Holdings, Ltd.	8/31/2003	not amended	50,000	—	4,000	54,000
Charles A. and Marjorie A. Beasley	1/2/2003	not amended	233,210	1,033,210	45,391	1,311,811

TOTALS			$2,496,600	$1,033,210	$274,723	$3,804,533

* Calculated through October 31, 2003

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarterly period ended March 31, 2003.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Documents filed as a Part of this Report as required by Item 601 of Regulation S-B:

Exhibit No.	Description
4.1	Warrant Agreement between the Company and Thomas P. Tanis, Jr.; 02-003, dated August 31, 2003, effective March 6, 2002, for 246,796 common stock warrants	Incorporated by reference as Exhibit No. 4.4 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

4.2	Form of Warrants for all 2003 Officer/Director Grants, dated March 2003	Incorporated by reference as Exhibit No. 4.13 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

4.3	Warrant Agreement between the Company and Hagerty & Associates; 03-008, dated August 31, 2003, for 25,000 common stock warrants	Incorporated by reference as Exhibit No. 4.14 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.1	10% Promissory Note from the Company to Fidra Holdings, Ltd., dated March 6, 2003, for $50,000, due August 31, 2003	Incorporated by reference as Exhibit No. 10.30 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.2	Agreement To Transfer Assets and Liabilities By and Between Momentum Food Services, Inc., Syndicated Food Service International, Inc. and Cannon Pack-Enterprises, Inc., dated June 30, 2003	Incorporated by reference as Exhibit No. 10.43 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.3	5% Promissory Note from the Company to Cannon	Incorporated by reference as Exhibit

Exhibit No.	Description
	Pack-Enterprises, Inc., dated June 30, 2003, for $25,000, due June 30, 2004	No. 10.44 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.4	Trademark License Agreement between Cannon Pack-Enterprises and Momentum Food Services, Inc., dated June 30, 2003	Incorporated by reference as Exhibit No. 10.45 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.5	Credit Agreement between Beasley Food Service, Inc. and Old National Bank, dated Feb. 27, 2003	Incorporated by reference as Exhibit No. 10.54 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.6	Revolving Line of Credit Note by Beasley Food Service, Inc. to Old National Bank, dated February 27, 2003, for $1,000,000	Incorporated by reference as Exhibit No. 10.55 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.7	Unconditional Unlimited Continuing Guaranty of Line of Credit in connection with the Old National Bank Credit Agreement by Syndicated Bloomington I LLC to Old National Bank, dated February 27, 2003	Incorporated by reference as Exhibit No. 10.56 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.8	Unconditional Unlimited Continuing Guaranty of Line of Credit in connection with the Old National Bank Credit Agreement by Beasley Transportation, Inc., to Old National Bank, dated February 27, 2003	Incorporated by reference as Exhibit No. 10.57 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.9	Unconditional Unlimited Continuing Guaranty of Line of Credit in connection with the Old National Bank Credit Agreement by the Company to Old National Bank, dated February 27, 2003	Incorporated by reference as Exhibit No. 10.58 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.10	Security Agreement in connection with the Old National Bank Credit Agreement between Beasley Food Service, Inc. and Old National Bank, dated February 27, 2003	Incorporated by reference as Exhibit No. 10.59 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.11	Pledge Agreement in connection with the Old National Bank Credit Agreement between the Company and Old National Bank, dated February 27, 2003	Incorporated by reference as Exhibit No. 10.60 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed

Exhibit No.	Description
October 14, 2003

10.12	Subordination Agreement in connection with the Old National Bank Credit Agreement between Charles A. and Marjorie A. Beasley and Old National Bank, dated February 27, 2003	Incorporated by reference as Exhibit No. 10.61 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.13	Real Estate Mortgage, Security Agreement and Fixture Filing in connection with the Old National Bank Credit Agreement of Syndicated Bloomington I LLC to Old National Bank, dated February 27, 2003	Incorporated by reference as Exhibit No. 10.62 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.14	Mortgage Loan Note by Syndicated Bloomington I LLC to Old National Bank, dated February 27, 2003, for $2,625,000, due February 27, 2010	Incorporated by reference as Exhibit No. 10.63 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.15	Unconditional Unlimited Continuing Guaranty in connection with the Old National Bank Mortgage Loan by the Company to Old National Bank, dated February 27, 2003	Incorporated by reference as Exhibit No. 10.64 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.16	Unconditional Unlimited Continuing Guaranty in connection with the Old National Bank Mortgage Loan by Beasley Food Service, Inc. to Old National Bank, dated February 27, 2003	Incorporated by reference as Exhibit No. 10.65 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.17	Unconditional Unlimited Continuing Guaranty in connection with the Old National Bank Mortgage Loan by Beasley Transportation, Inc. to Old National Bank, dated February 27, 2003	Incorporated by reference as Exhibit No. 10.66 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.18	Assignment of Leases and Rents in connection with the Old National Bank Mortgage Loan by Syndicated Bloomington I LLC to Old National, dated February 27, 2003	Incorporated by reference as Exhibit No. 10.67 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.19	Debt Conversion Agreement between the Company and Chan Capital, Ltd. and Fidra Holdings, Ltd., dated August 25, 2003	Incorporated by reference as Exhibit No. 10.75 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.20	Notice of Exercise of Put Right by Charles A. and Marjorie A. Beasley to the Company, dated July 8,	Incorporated by reference as Exhibit No. 10.76 from the Company’s 10-KSB

Exhibit No.	Description
	2003	for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.21	Extension and Exchange Agreement between the Company and Charles A. and Marjorie A. Beasley, dated August 29, 2003	Incorporated by reference as Exhibit No. 10.77 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.22	Property Lease Agreement between Momentum Food Services, Inc. and Charles A. Beasley for the Jasonville property, dated July 1, 2003	Incorporated by reference as Exhibit No. 10.78 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.23	Property Lease Agreement between the Company and Thomas P. Tanis, Jr. for the corporate office in Front Royal, Virginia, dated June 1, 2003	Incorporated by reference as Exhibit No. 10.79 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.24	Confirmatory letter from the Company to Barry L. Nogay regarding employment, dated February 11, 2003	Incorporated by reference as Exhibit No. 10.85 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.26	Promissory Note between the Company and Proskauer Rose LLP. Dated August 15, 2003 for $200,000 due August 14, 2004	Filed herewith

31.1	Certification under Rule 13a-14(a) of Thomas P. Tanis, Jr., President and Chief Executive Officer	Filed herewith

31.2	Certification under Rule 13a-14(a) of Barry L. Nogay, Vice President and Principal Accounting Officer	Filed herewith

32.0	Joint Certification under Rule 13a-14(b) of Thomas P. Tanis, Jr. and Barry L. Nogay	Filed herewith

(b)  Reports on Form 8-K

     The following reports on Form 8-K filed during the quarter for which this Report is filed were previously reported in the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003, and are restated as follows:

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

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Syndicated Food Service International, Inc.
(Registrant)

Name	Title	Date
/s/ Thomas P. Tanis, Jr. Thomas P. Tanis, Jr.	President, Treasurer, Chief Executive Officer and Director	November 13, 2003.

/s/ Barry L. Nogay Barry L. Nogay	Vice President and Principal Accounting Officer	November 13, 2003.