Form 10QSB
period 2003-06-30
SYNDICATED FOOD SERVICE INTERNATIONAL INC
filed 2003-12-01
CIK 1044434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

     As of November 15, 2003, there were 11,287,620 shares of the Registrant’s Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

SYNDICATED FOOD SERVICEW INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
SYNDICATED FOOD SERVICE INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
SYNDICATED FOOD SERVICE INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
SYNDICATED FOOD SERVICE INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY FOR THE SIX MONTHS ENDED JUNE 30, 2003(UNAUDITED)
SYNDICATED FOOD SERVICE INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
SYNDICATED FOOD SERVICE INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2003 (UNAUDITED)
MANAGEMENT’S DISCUSSION AND ANALYSIS
Item 3. Controls and Procedures
PART II — OTHER INFORMATION
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.10 PROMISSORY NOTE, DATED NOVEMBER 12, 2003
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.0 SECTION 906 CERTIFICATION OF CEO & VP/PAO

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

	June 30, 2003	December 31,
	(unaudited)	2002

ASSETS
CURRENT ASSETS
Cash	$—	$43,939
Accounts receivable (net of allowance for bad debt of $176,984 and $158,984)	1,232,698	1,520,635
Prepaid expenses	137,427	32,996
Inventory	965,737	1,071,059
Other current assets	20,000	20,375

Total Current Assets	2,355,862	2,689,004

PROPERTY AND EQUIPMENT, NET	4,108,615	4,182,134

Goodwill	1,536,784	1,536,784
Other intangible assets, net	450,000	520,000
Assets held for sale	115,000	115,000
Other assets	277,551	258,815

TOTAL ASSETS	$8,843,812	$9,301,737

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Bank overdraft	$247,373	$—
Accounts payable and accrued expenses	2,004,212	1,999,093
Accrued interest payable	166,084	109,746
Advances payable	170,500	286,000
Reserve for contingent losses	1,027,912	1,052,709
Deferred taxes	68,000	68,000
Capital leases payable (current portion)	—	55,063
Credit line payable	155,067	—
Notes payable – related parties (current portion)	3,964,810	3,166,600
Notes payable (current portion)	109,111	191,351
Liabilities of discontinued operations	397,884	505,267

Total Current Liabilities	8,310,953	7,433,829

LONG-TERM DEBT
Notes payable – related parties (non-current portion)	—	1,033,210
Notes payable (non-current portion)	2,521,423	2,498,277

TOTAL LIABILITIES	10,832,376	10,965,316

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 11,058,262 shares issued and outstanding	11,058	11,058
Additional paid-in capital	11,895,848	11,895,848
Accumulated deficit	(13,878,803)	(13,503,818)
Deferred debt offering costs	(16,667)	(66,667)

Total Shareholders’ Deficiency	(1,988,564)	(1,663,579)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$8,843,812	$9,301,737

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	Three months ended

	June 30, 2003	June 30, 2002
	(unaudited)	(unaudited)

REVENUES
Food and beverage sales	$4,317,039	$5,954,708
Other revenues	43,349	5,813

Total Revenues	4,360,388	5,960,521

COST OF GOODS SOLD	3,236,137	4,796,850

GROSS PROFIT	1,124,251	1,163,671

OPERATING EXPENSES
Selling, general and administrative expenses	1,267,316	1,264,700
Depreciation and amortization	94,614	72,925

Total Operating Expenses	1,361,930	1,337,625

LOSS FROM OPERATIONS	(237,679)	(173,954)

OTHER INCOME (EXPENSE)
Other income	42,935	42,969
Interest expense	(122,226)	(252,371)

Total Other (Expense)	(79,291)	(209,402)

LOSS FROM CONTINUING OPERATIONS	(316,970)	(383,356)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	2,481

NET LOSS	$(316,970)	$(380,875)

Net loss per common share:
Basic and fully diluted from continuing operations	$(0.03)	$(0.03)
Basic and fully diluted from discontinued operations	—	—

Basic and fully diluted loss per share	$(0.03)	$(0.03)

Weighted average of common shares:
Basic and fully diluted	11,058,262	11,058,262

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	Six months ended

	June 30, 2003	June 30, 2002
	(unaudited)	(unaudited)

REVENUES
Food and beverage sales	$8,240,969	$10,985,069
Other revenues	208,128	7,128

Total Revenues	8,449,097	10,992,197

COST OF GOODS SOLD	6,222,328	8,739,589

GROSS PROFIT	2,226,769	2,252,608

OPERATING EXPENSES
Selling, general and administrative expenses	2,653,835	2,767,347
Depreciation and amortization	188,734	155,013

Total Operating Expenses	2,842,569	2,922,360

LOSS FROM OPERATIONS	(615,800)	(669,752)

OTHER INCOME (EXPENSE)
Gain on discharges in bankruptcy	352,457	—
Other income	42,576	64,977
Interest expense	(261,601)	(489,478)

Total Other Income (Expense)	133,432	(424,501)

LOSS FROM CONTINUING OPERATIONS	(482,368)	(1,094,253)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	107,383	(30,219)

NET LOSS	$(374,985)	$(1,124,472)

Net income (loss) per common share:
Basic and fully diluted from continuing operations	$(0.04)	$(0.10)
Basic and fully diluted from discontinued operations	0.01	—

Basic and fully diluted loss per share	$(0.03)	$(0.10)

Weighted average of common shares:
Basic and fully diluted	11,058,262	11,058,262

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

			Additional		Deferred
	Common Stock		Paid-In	Accumulated	Debt Offering
	Shares	Amount	Capital	Deficit	Costs	Total

Balance, December 31, 2002	11,058,262	$11,058	$11,895,848	$(13,503,818)	$(66,667)	$(1,663,579)

Amortization of deferred debt offering costs	—	—	—	—	50,000	50,000

Net loss during 2003	—	—	—	(374,985)	—	(374,985)

BALANCE, JUNE 30, 2003 (UNAUDITED)	11,058,262	$11,058	$11,895,848	$(13,878,803)	$(16,667)	$(1,988,564)

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	June 30, 2003	June 30, 2002
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(482,368)	$(1,094,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188,734	155,013
Gain on discharge in bankruptcy	(352,457)	—
Gain on plant closures	(34,901)	—
Bad debt expense	18,000	10,144
Amortization of deferred debt offering costs	50,000	300,000
Changes in operating assets and liabilities:
Accounts receivable	205,697	87,342
Prepaid expenses	(104,431)	(5,638)
Inventory	39,054	(140,335)
Other assets	(18,780)	(281,424)
Accounts payable and accrued expenses	344,495	861,869
Accrued interest payable	56,336	108,107
Reserve for contingent losses	(24,797)	(109,330)

Net Cash Used In Operating Activities	(115,418)	(108,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(49,978)	(1,450,254)
Decrease in restricted cash	—	700,000

Net Cash Used In Investing Activities	(49,978)	(750,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	279,930	(370,118)
Borrowings on credit line	155,067	—
Borrowings on notes payable	56,426	651,675
Payments on notes payable	(19,466)	(529,774)
Advance received	—	181,000
Payments on advances payable	(115,500)	—
Proceeds from notes payable – related parties	50,000	433,048
Payment on notes payable – related parties	(285,000)	—

Net Cash Provided By Financing Activities	121,457	365,831

NET DECREASE IN CASH DURING THE PERIOD FROM CONTINUING OPERATIONS	(43,939)	(492,928)
NET CASH USED IN DISCONTINUED OPERATIONS	—	(31,375)
CASH – BEGINNING OF PERIOD	43,939	687,025

CASH – END OF PERIOD	$—	$162,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$205,263	$81,371

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

Note 1 — Organization of the Company and Summary of Significant Accounting Policies

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-KSB for the year ended December 31, 2002.

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

Earnings per share — In accordance with SFAS No. 128, “Earnings Per Share", basic net loss per share has been computed based on the weighted-average of common shares outstanding during the period. Diluted earnings per share include the effects of any outstanding financial instruments that may be converted into common stock, and therefore classified as common stock equivalents. SFAS No. 128 provides guidance to calculate the equivalent number of common shares that would be likely issued in the event the holder would elect to convert the financial instrument into common shares. As per SFAS No. 128, common stock equivalents are not considered in the diluted earnings per share calculations because the effect would have been anti-dilutive.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In March 2003, the Company granted to each member of the Board of Directors warrants to purchase 200,000 shares of common stock at an exercise price of $.25 per share expiring in March 2008, for an aggregate of 1,000,000 warrants issued. Additionally, the Company awarded two officers of the Company 50,000 warrants each to purchase common stock at an exercise price of $.25 per share expiring in March 2008.

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

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

	Six Months Ended June 30,
	(Unaudited)

	2003	2002

Net Loss from continuing operations as reported	$(482,368)	$(1,094,253)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma amount	$(482,368)	$(1,094,253)

Basic net loss per common share:
As reported	$(0.04)	$(0.10)
Pro forma	$(0.04)	$(0.10)

For the purpose of determining compensation expense, the fair value of each warrant is measured at the grant date using the Black-Scholes option-pricing model. As a result of the warrant issuance in the six months ended June 30, 2003 and 2002, the Company recorded compensation expense of $0 and $0, respectively.

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

Recent Accounting Pronouncements — In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; or (ii) the equity investors lack one or more of the following essential characteristics of a controlling

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

financial interest: the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

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

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

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

In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities (“QSPE”) and Isolation of Transferred Assets”, an amendment of SFAS No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity’s obligation to beneficial interest holders.

Management does not expect the impact from these statements’ pronouncements to have a material impact on the Company’s consolidated financial position or results of operations.

Note 2- Notes Payable – Related Parties

The following is a listing of related party notes payable as of June 30, 2003 and December 31, 2002:

	6/30/03	12/31/02

$500,000 mortgage payable to an investment company (A) at 9% due in 2003 The mortgage is secured by the property located in Lakeland, Florida. This mortgage is currently in default and revised terms have yet to be formalized.	$495,342	$495,342
$1,600,000 note payable to an investment company (A) that matures in 2003 bearing interest at 10%. This note is currently in default and revised terms have yet to be formalized.	1,600,000	1,600,000

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

$98,048 unsecured notes payable (5) to an investment company (A) bearing interest at 10% and maturing in 2003. The notes are currently in default and revised terms have yet to be formalized.	98,048	98,048
$285,000 unsecured notes payable (3) to an investment company (A) bearing interest at 10% and maturing in 2003.	—	285,000
$20,000 unsecured note payable to an investment company (A) bearing interest at 10% and maturing in 2003. This note is currently in default and revised terms have yet to be formalized.	20,000	20,000
$435,000 unsecured note payable to an investment company (A) bearing interest at 12% and maturing in 2003.	435,000	435,000
$50,000 unsecured note payable to an investment company (A) bearing interest at 10% and maturing in 2003. This note is currently in default and revised terms have yet to be formalized.	50,000	—
$1,266,420 note payable to sellers of common stock in acquired subsidiaries bearing interest at 3.91%. The note is payable in three installments commencing in 2003, and matures in 2005. This note is currently in default and revised terms have yet to be formalized.	1,266,420	1,266,420

Total debt	3,964,810	4,199,810
Less current maturities	(3,964,810)	(3,166,600)

Long-term debt	$—	$1,033,210

(A) The investment company referred to above is a related party as it holds a significant amount of common stock of the Company.

Interest expense on these notes for the six months ended June 30, 2003 and 2002 was $151,926 and $138,957, respectively.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

Note 3- Notes Payable – Unrelated Parties

Mortgage and Term Facility

In February 2003, Syndicated Bloomington I LLC entered into a $2,625,000 financing arrangement with a Bank, which provided for a first lien security interest in the land and building in Bloomington, Indiana. The purpose of the mortgage was to refinance certain indebtedness against the facility and real estate. The maturity date of the mortgage is seven years from the date of the closing of the mortgage loan. The amortization period is for twenty years with payments of principal and interest due monthly based upon a 20-year amortization period calculated utilizing a simple mortgage amortization formula. The mortgage may be prepaid in whole or in part on any payment date without penalty or premium. Additionally, the Bank provided Beasley Food Service with a one-year term working capital credit line of $1,000,000 (the “Term Facility”). The Term Facility provides for an advance rate against eligible receivables of 70%, at a variable interest rate approximating 5.25% per annum. The Bank also received a first security interest in all assets of Beasley Food Service, Inc., as well as the guarantee by the Company and a pledge of its capital stock of both Beasley Food Service, Inc. and Beasley Transportation, Inc. As of June 30, 2003, the Company has drawn $155,067 on the term facility, which is reflected in the condensed consolidated balance sheet as credit line payable.

The following is a listing of unrelated party notes payable as of June 30, 2003 and December 31, 2002:

	6/30/03	12/31/02

$2,625,000 mortgage payable at interest of 4.88% maturing in 2010. The mortgage is secured by the plant building and land in Bloomington, Indiana.	$2,605,534	$—
$25,000 note payable issued as part of the Agreement to Transfer Assets and Liabilities Between the Company and Cannon-Pack Enterprises, Inc. The note bears interest at 5% and matures in June 2004.	25,000	—
$2,625,000 mortgage payable at interest of 5.25% maturing in 2009. The mortgage was paid in full as part of a refinancing in January 2003.	—	2,568,574

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

$140,000 mortgage payable to an individual at interest of 9% maturing with an original maturity in 2007. The mortgage was written off as part of a Chapter 7 Bankruptcy filing in March 2003.	—	121,054

Total debt – unrelated parties	2,630,534	2,689,628
Less current maturities	(109,111)	(191,351)

Long term debt – unrelated parties	$2,521,423	$2,498,277

Interest expense on these notes for the six months ended June 30, 2003 and 2002 was $59,675 and $50,520 respectively.

Note 4- Debts Discharged in Bankruptcy

On March 14, 2003, the Company filed voluntary Chapter 7 bankruptcy petitions on behalf of certain wholly owned subsidiaries previously engaged in the restaurant and food processing segments of the Company’s operations. The composition of the debts discharged under these proceedings and the resulting gain recognized in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2003 is as follows:

Accounts payable	$144,558
Accrued expenses	31,782
Capital lease payable	55,063
Mortgage payable	121,054

Total gain on discharges in bankruptcy – continuing operations	$352,457

The Company also recognized income from discontinued operations in the amount of $107,383 related to the discharge of trade accounts payable and accrued expenses in the six months ended June 30, 2003.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

Note 5- Supplemental disclosure of non-cash investing and financing activities

The following non-cash transactions are not included in the consolidated statements of cash flows:

	6/30/03	6/30/02

PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Accounts payable discharged in bankruptcy	$144,558	$—
Accrued expenses payable discharged in bankruptcy	31,782	—
Amounts written off as part of Agreement to Transfer Assets and Liabilities Between the Company and Cannon-Pack Enterprises, Inc. as part of the plant closure in Asheville, North Carolina (see Note 10):

Trade accounts receivable	(64,240)	—
Inventory	(66,268)	—
Other current assets	(419)	—
Bank overdraft	32,556	—
Accounts payable and accrued expenses	163,035	—

	$241,004	$—

PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	$—	$(1,973,325)
Amounts written off as part of Agreement to Transfer Assets and Liabilities Between the Company and Cannon-Pack Enterprises, Inc. as part of the plant closure in Asheville, North Carolina (see Note 10):	(4,763)	—

	$(4,763)	$(1,973,325)

PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Capital lease payable discharged in bankruptcy	$55,063	$—
Mortgage payable discharged in bankruptcy	121,054	—
Note payable issued for Syndicated Bloomington I LLC	—	1,973,325
Payoff of mortgage on real property of Syndicated Bloomington I LLC	(2,568,574)	—
Mortgage on real property of Syndicated Bloomington I LLC	2,568,574	—
Note payable issued as part of the Agreement to Transfer Assets and Liabilities Between the Company and Cannon-Pack Enterprises, Inc. as part of the plant closure in Asheville, North Carolina(see Note 10):	25,000	—

	$201,117	$1,973,325

SUMMARY OF CHANGES IN CASH FLOWS OF DISCONTINUED OPERATIONS:	6/30/03	6/30/02

NET CASH USED IN OPERATING ACTIVITIES	$—	$(33,106)
NET CASH USED IN INVESTING ACTIVITIES	—	—
NET CASH USED IN FINANCING ACTIVITIES	—	(750)

NET CASH USED IN DISCONTINUED OPERATIONS	$—	$(33,856)

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

Note 6- Segment Reporting

The Company discloses segment information in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information,” which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

The Company has three reportable segments: wholesale foodservice distribution, food processing, and corporate. The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The wholesale foodservice distribution division markets and distributes national and private label food and food-related products to restaurants, hotels, cafeterias, schools, healthcare facilities and other institutions. The food processing division manufactures certain food products, including frozen pizza and, pursuant to a license trademark agreement, barbeque and chili for sale principally through distributors to institutional accounts. The Corporate division provides executive management and houses the Company real estate. The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments.

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	6/30/03	6/30/03	6/30/02	6/30/02

Gross Sales
Food service	$4,113,271	$7,979,584	$5,669,679	$10,475,425
Food processing	212,614	377,934	227,053	413,158
Corporate	34,503	91,579	63,789	103,614

Total gross sales	$4,360,388	$8,449,097	$5,960,521	$10,992,197

Gross Profit
Food service	$1,045,131	$2,045,937	$1,079,915	$2,075,711
Food processing	44,617	89,253	19,967	73,283
Corporate	34,503	91,579	63,789	103,614

Total gross profit	$1,124,251	$2,226,769	$1,163,671	$2,252,608

Income (loss) from operations
Food service	$1,736	$(2,978)	$(895)	$58,482
Food processing	(59,826)	(84,621)	4,270	(40,558)
Corporate	(179,589)	(528,201)	(177,329)	(687,676)

Total loss from operations	$(237,679)	$(615,800)	$(173,954)	$(669,752)

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

Depreciation
Food service	$43,553	$84,831	$20,083	$46,687
Food processing	—	—	—	2,642
Corporate	13,561	33,903	20,342	40,684

Total	$57,114	$118,734	$40,425	$90,013

Interest
Food service	$—	$—	$—	$—
Food processing	—	—	—	—
Corporate	122,226	261,601	252,371	489,478

Total	$122,226	$261,601	$252,371	$489,478

Total Assets		6/30/03		12/31/02

Food service		$3,008,313		$3,212,405
Food processing		75,975		186,047
Corporate		5,759,524		5,903,285

Total		$8,843,812		$9,301,737

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

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

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

The Shareholder still retains the Put Right exercisable on or after November 1, 2003, until a new expiration date of November 30, 2003. The Shareholder has agreed to defer calling its $1,266,420 note into default and agreed not to realize on the security for the note until the Put Right again becomes exercisable, and has further agreed both to waive any outstanding defaults and to adjust a principal paying date, in the event the Company closes the anticipated private placement to raise new equity capital and satisfies the principal and interest payments then outstanding to the Shareholder. As of the filing of this report, the Shareholder has not exercised the Put Right, but the pro forma information provided below details the effect on the Company’s financial statements as if the Shareholder exercised the Put Right:

		6/30/03

TOTAL ASSETS AS REPORTED	$8,843,812
effect of exercise of Put Right on total assets	—

PRO FORMA TOTAL ASSETS		$8,843,812

TOTAL LIABILITIES AS REPORTED	$10,832,376
effect of exercise of Put Right on total liabilities	2,000,000

PRO FORMA TOTAL LIABILITIES		$12,832,376
TOTAL SHAREHOLDERS’ DEFICIENCY AS REPORTED	(1,988,564)
effect of exercise of Put Right on shareholders’ deficiency	(2,000,000)

PRO FORMA TOTAL SHAREHOLDERS’ DEFICIENCY		(3,988,564)

PRO FORMA TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY		$8,843,812

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

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

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

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

Other Asserted Claims

In June 2001, the seller of a wholly owned subsidiary of the Company commenced an action against the Company alleging breach of contract, claiming restitution of approximately $12,000 and title to 15,000 restricted shares of the Company’s common stock. As of the date of this report, this action has been settled by all of the involved parties (see Note 12).

In May 2002, a former employee commenced an action against the Company alleging breach of contract, claiming restitution of approximately $112,000 and shares of the Company’s common

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

stock valued at $60,000. The dispute arises from the Company refusing to honor the terms of an employment agreement between it and the employee, holding that the employee was terminated for cause and that the provisions of the subject employment agreement are unenforceable. As of the date of this report, this action has been settled by all of the involved parties, which settlement requires the plaintiff to dismiss with prejudice (see Note 12).

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

As discussed in Note 9, the Company entered into an agreement to convert certain notes payable due to this investment company. This agreement took effect in August 2003 and expired on October 31, 2003; as of the date of this report, the Company is seeking to amend and extend the original terms of this agreement. Additionally, the Company defaulted on certain notes payable due to this investment company on October 1, 2003. As of the date of this report, the Company is undergoing negotiations to extend and reschedule the maturity dates of the notes payable comprising the default.

In January through June 2003, the Company paid to a Director of the Company a total of $115,500 in accrued rent and other advances payable, and paid $20,589 in accrued interest on an outstanding note payable.

In August 2003, the Company entered into an Extension and Exchange Agreement with a Director of the Company to effect a remedy to certain provisions of the Agreement and Plan of Merger between the Company and the Director (see Note 7). As a result of this agreement, the Company issued 229,358 shares to this Director.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

Pursuant to a compensation agreement between the Company and the Chief Executive Officer, the Company tendered a $50,000 payment to the Chief Executive Officer in March 2003 as part of completing the closing of the Mortgage and Term Facility referred to in Note 3.

Note 9- Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals, which contemplate the continuation of the Company as a going concern. As of June 30, 2003, the Company had a shareholders’ deficiency of $1,988,564, a working capital deficiency of $5,955,091, incurred net losses from continuing operations of $482,368 and had net cash outflows from operating activities of $115,418 for the six months then ended. Additionally, as discussed in Note 7, the Company is subject to the terms of the Put Right, terms that, if enforced, would materially affect the operations of the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

The eventual outcome of the success of management’s plans cannot be ascertained with any degree of certainty. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 10- Suspension of Asheville, North Carolina Operations

Effective June 30, 2003, the Company executed an Agreement to Transfer Assets and Liabilities By and Between Momentum Food Service, Inc., (a wholly owned subsidiary of the Company), the Company and Cannon-Pack Enterprises, Inc. As part of this agreement the Company agreed to terminate all activity in Asheville, North Carolina and return all assets and liabilities (see Note 5) of the Asheville operations to the former owners in exchange for a promissory note of $25,000, a full release of all liabilities associated with the Asheville operation and the right to continue to manufacture and sell certain licensed products produced prior to the termination of operations. The Company recognized a gain of $34,901 as a result of the final disposition of the assets and liabilities under this agreement; this amount is included in Other Income in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2003.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

The operations discussed above were transferred to a production facility located in Jasonville, Indiana owned by a Director of the Company. The Company executed an operating lease with the Director and re-commenced operations in August 2003.

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

	6/30/03	12/31/02

Cash	$—	$—
Accounts receivable	—	—
Prepaid expenses	—	—
Inventory	—	—
Net property and equipment	—	—
Other assets	—	—

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$—	$—

Accounts payable and accrued expenses	$272,884	$380,267
Advances payable	125,000	125,000

TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$397,884	$505,267

The Company recognized income from discontinued operations in the amount of $107,383 related to the discharge of trade accounts payable and accrued expenses in the six months ended June 30, 2003.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

Note 12- Subsequent Events

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

Settlements of Certain Legal Actions: On October 2, 2003, the Company formalized a settlement agreement with the seller of a wholly owned subsidiary of the Company who had commenced an action against the Company in June 2001. Pursuant to this agreement, the Company will tender a payment of $15,000 and issue 10,000 shares of the Company’s common stock to the parties by December 31, 2003 (see Note 7).

On November 12, 2003, the Company entered into an Agreement and Mutual Release of Claims to settle an action against the Company by a former employee, which provides for the effectiveness of the release upon payment of $32,000, plus 10% interest on or before September 26, 2004, as evidenced through the issuance of an unsecured promissory note, plus the release by the employee of any ownership in any and all of the 58,253 shares of the Company’s common stock previously granted to the employee by predecessor management (see Note 7).

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

     The Company operates three on-going business segments: Wholesale Foodservice Distribution, including the Company’s Beasley Food Service, Inc. and Beasley Transportation, Inc. subsidiaries (collectively the “Beasley Operation”), Food Processing, including the Company’s Momentum Food Services, Inc. subsidiary (“Momentum”) and Corporate. Included under Corporate segment is the Company’s real estate holding, owned by the Company’s wholly owned subsidiary Syndicated Bloomington I LLC, which owns the land and buildings upon which the Beasley Operation is operated. The Company’s business segments are based on business divisions that offer similar products and services. With the October 2001 sale of the Company’s last restaurant, the Company treated its Restaurant segment as discontinued operations for the years ended December 31, 2002, 2001 and 2000.

I. CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002:

Consolidated sales, gross profit and net loss:

     Consolidated sales for the quarters ended June 30, 2003 and 2002 were $4,360,388 and $5,960,521, respectively. Gross profits for the quarters ended June 30, 2003 and 2002 were $1,124,251 and $1,163,671, respectively. For the aforementioned quarterly periods, gross profits represented approximately 26% and 20% of sales respectively.

     The decline in sales for the periods was principally encountered in the Wholesale Foodservice Segment with the Company’s Beasley Operation. The decline in revenues was in part caused by a general softening of the market. Additionally, during calendar 2003, due to the corporate policy to source inventory through its parent company, one of the Beasley Operation’s customers, which accounted for approximately $3,000,000 of annualized revenues, was lost, thereby causing the decline in year on year results.

     While the percentage of gross profits for the period increased over the prior year as a percentage of revenue, overall gross profit decreased for the quarter ended June 30, 2003 over the year earlier period principally due to the previously discussed decline in revenues for the period. While revenues were significantly down, the Beasley Operation has continued to replace the sales lost from the one customer, as earlier mentioned, while in lesser amounts, with new higher gross margin business. The lost sales generated average gross margin in the 5% range. Sales to new customers, which in part replaced some of the lost sales, generated gross margin in the 18% to 20% range.

     Selling, general and administrative expenses for the quarters ended June 30, 2003 and 2002 were $1,267,316 and $1,264,700, respectively, reflecting minimal growth in expenses and is reflective of management’s concentration on reducing growth in these areas. After deducting selling, general and administrative costs, plus depreciation and amortization, losses from operations increased over the year earlier period to $237,679 for the quarter ended June 30, 2003 from $173,954 for the quarter ended June 30, 2002. The increased loss was driven primarily by the lower level of revenue generated from operations for the quarter ended June 30, 2003, as well as a marginal increase in depreciation expense for the quarter ended June 30, 2003 from the quarter ended June 30, 2002.

     After deducting the net of other income and interest expense, the Company decreased its loss from continuing operations to $316,970 for the quarter ended June 30, 2003 from $383,356 for the quarter ended June 30, 2002. The Company encountered no losses from discontinued operations for the quarter ended June 30, 2003 versus slight income from discontinued operations for the quarter ended June 30, 2002 of $2,481, thereby reducing its net loss to $316,970 for the quarter ended June 30, 2003 from a net loss of $380,875 for the quarter ended June 30, 2002.

     Other income and expense positively impacted the reduction in loss from continuing operations, principally through the year on year reduction in interest expense to $122,226 for the quarter ended June 30, 2003 from $252,371 for the quarter ended June 30, 2002. The decrease in interest expense is primarily due to the Company recognizing $25,000 versus $150,000 of amortization of deferred offering costs for the quarters ended June 30, 2003 and 2002, respectively. The Company recorded $600,000 in deferred offering costs as part of issuing 2,500,000 warrants to purchase common stock in September 2001. These costs were amortized over the one-year period through August 2002, and resulted in a charge to interest expense of $150,000 for the three months ended June 30, 2002. The Company extended the expiration period of these warrants and lowered the exercise price in August 2002, resulting in the Company recording deferred offering costs of $100,000. These costs are amortizable over the one-year period through August 2003, and resulted in a charge to interest expense of $25,000 for the three months ended June 30, 2003.

II. CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED

JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002:

     Consolidated sales for the six months ended June 30, 2003 and 2002 were $8,449,097 and $10,992,197, respectively. Gross profits for the six months ended June 30, 2003 and 2002 were $2,226,769 and $2,252,608, respectively. For the aforementioned six months periods, gross profits represented approximately 26% and 21% of sales, respectively.

     Selling, general and administrative expenses for the six months ended June 30, 2003 and 2002 were $2,653,835 and $2,767,347, respectively, reflecting the stabilization of operations and management’s focus on managing expenses as discussed above. After deducting selling, general and administrative costs, and depreciation and amortization, the Company decreased losses from operations to $615,800 for the six months ended June 30, 2003 from $669,752 for the six months ended June 30, 2002.

     After deducting other income and expense, net, the Company decreased its loss from continuing operations to $482,368 for the six months ended June 30, 2003 from $1,094,253 for the six months ended June 30, 2002. The Company generated income of $107,383 from discontinued operations for the six months ended June 30, 2003 versus a loss from discontinued operations of $30,219 for the six months ended June 30, 2002, thereby reducing its net loss to $374,985 for the six months ended June 30, 2003 from a net loss of $1,124,472 for the six months ended June 30, 2002.

III. SEGMENT RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002:

Three Months Results for the Wholesale Foodservice Segment

     Sales for the Beasley Operation for the quarters ended June 30, 2003 and 2002 were $4,113,271 and $5,669,679, respectively. Gross profits for the quarters ended June 30, 2003 and 2002 were $1,045,131 and $1,079,915, respectively. For the aforementioned quarter periods, gross profits represented approximately 26%, and 19% of sales, respectively. These percentages are generally consistent with, or above industry standards, and management expects this level to remain constant, depending on the product mix and composition of gross revenues. Operating expenses for the Beasley Operation for the quarters ended June 30, 2003 and 2002 were $1,045,131 and $1,079,915, respectively, generating income from operations of $1,736 for the quarter ended June 30, 2003 and a loss from operations of $895 for the quarter ended June 30, 2002.

Six Months Results for the Wholesale Foodservice Segment

     Sales for the Beasley Operation for the six months ended June 30, 2003 and 2002 were $7,979,584 and $10,475,425, respectively. Gross profits for the six months ended June 30, 2003 and 2002 were $2,045,937 and $2,075,711, respectively. For the aforementioned six month periods, gross profits represented approximately 26%, and 20% of sales, respectively. These percentages are generally consistent with, or above industry standards, and management expects this level to remain constant, depending on the product mix and composition of gross revenues. Operating expenses for the Beasley Operation for the six months ended June 30, 2003 and 2002 were $2,048,915 and $2,017,229, respectively, generating a loss from operations of $2,978 for the six months ended June 30, 2003 and income from operations of $58,482 for the six months ended June 30, 2002.

Three Months Results for the Food Processing Segment

     Sales for Momentum for the quarters ended June 30, 2003 and 2002 were $212,614 and $227,053, respectively. Gross profits for the quarters ended June 30, 2003 and 2002 were $44,617 and $19,967, respectively. For the aforementioned quarter period, gross profits represented approximately 21%, and 9% of sales, respectively. Operating expenses for Momentum for the quarters ended June 30, 2003 and 2002 were $104,440 and $15,667, respectively, generating a loss from operations of $59,826 for the quarter ended June 30, 2003 and income from operations of $4,270 for the quarter ended June 30, 2002.

     Based on the operating results, current management is determining whether to continue the Company’s Momentum operations. Legacy supply contracts which are unprofitable, fixed costs associated with legacy facilities inherited from predecessor management, coupled with revenue levels that are insufficient to drive gross profits adequate to cover, albeit minimal, selling, general and administrative costs associated with the operation are some of the factors under review. As reported in the Company’s Form 10-KSB for the calendar years ended December 31, 2002 and 2001, the Company terminated Momentum’s activities in Asheville, North Carolina in June 2003 in an effort to begin to address these issues. Based upon the results through the balance of calendar 2003, management will determine whether to maintain or discontinue this operation.

Six Months Results for the Food Processing Segment

     Sales for Momentum for the six months ended June 30, 2003 and 2002 were $377,934 and $413,158, respectively. Gross profits for the six months ended June 30, 2003 and 2002 were $89,253 and $73,283, respectively. For the aforementioned six month period, gross profits represented approximately 24%, and 18% of sales, respectively. Operating expenses for Momentum for the six months ended June 30, 2003 and 2002 were $173,874 and $113,841, respectively, generating a loss from operations of $84,621 for the six months ended June 30, 2003 and a loss from operations of $40,558 for the six months ended June 30, 2002.

Three Months Results for the Corporate Segment

     Corporate segment’s loss from operations for the quarter ended June 30, 2003 and June 30, 2002 was $179,589 and $177,329, respectively. Of the $179,589 loss from operations for the quarter ended June 30, 2003, approximately $92,000 was attributable to costs incurred with the restructuring activities of current management, comprised principally of legal services associated with settlement of outstanding litigation against the Company and accounting services associated with the Company’s effort to conclude its audit for the calendar years ended December 31, 2002 and 2001.

Six Months Results for the Corporate Segment

     Corporate segment’s loss from operations decreased by $159,475 to $528,201 for the six months ended June 30, 2003 from $687,676 for the six months ended June 30, 2002. As earlier mentioned, this decrease was in part due to the termination of predecessor management at the end of the quarter ended March 31, 2002 and elimination of the related costs associated with their activities. Current management has instituted changes to reduce corporate costs accordingly. Of the $528,201 loss from operations for the six months ended June 30, 2003, approximately $272,000 was attributable to costs incurred with the restructuring activities of current management, comprised principally of legal services associated with settlement of outstanding litigation against the Company and accounting services associated with the Company’s effort to conclude its audit for the calendar years ended December 31, 2002 and 2001. The approximate $244,000 of legal and accounting fees for the six months ended June 30, 2003 compared with approximately $459,000 for the nine months ended September 30, 2002.

IV. LIQUIDITY AND CAPITAL RESOURCES:

     Based upon the ratio of current assets to current liabilities, as of June 30, 2003, the Company had a working capital deficit of $5,955,091. Of this amount, $3,964,810 is classified as a current liability and owing to parties related to the Company. Additionally, $1,027,912 remains as a reserve for contingent losses associated with the restructuring and wind up of historic issues created by prior management. While there can be no assurances, and as discussed below, to address the Company’s deficit working capital position, current management is undertaking to convert $2,100,000 of related party notes to equity as well as an additional $2,000,000 of obligations that may become due pursuant to certain put rights of a related party. Management anticipates that the final disposition of the reserves for contingent losses should be concluded by the end of the Company’s fiscal year ending December 31, 2003, the outcome of which at this time is uncertain.

     While the Company’s total working capital deficit is significant, when addressing day-to-day trade operations, management is working with cash, accounts receivable and inventory as of

     June 30, 2003 of $2,198,435 to address $2,852,347 of bank overdrafts, trade accounts payable and accrued expenses, accrued interest payable, short term borrowing against a line of credit, advances payable, and the current portion on notes payable to non-affiliates.

     On a consolidated basis, cash on hand was $0 and $43,939 as of June 30, 2003 and December 31, 2002, respectively, generating a decrease in cash for the period of $43,939.

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

     Additionally, in August 2003, the Company entered into a Debt Conversion Agreement to convert certain notes payable due to two investment companies and related parties in the aggregate of approximately $2,100,000 to common shares of the Company. Pursuant to this agreement, the Company could convert the aggregate amount of the debt in return for issuing 7,000,000 common shares at an issue price of $.30 per share if the Company could raise $1,000,000 of new equity working capital by October 31, 2003. As of the date of this filing, the Company has failed to raise the minimum amount of capital necessary to trigger the conversion features of this Agreement, but the Company has undertaken to negotiate with the related parties to extend and amend the original terms to lessen the carrying costs of its debt burden.

     Similarly, in August 2003, the Company entered into an Extension and Exchange Agreement to convert certain put rights which would be classified as a debt obligation, if exercised, of $2,000,000 as of June 30, 2003 from a related party, into what would be a newly created preferred stock. Pursuant to this agreement, the conversion shall occur at such time as the Company raises $1,000,000 of new equity working capital. If the Company is unable to raise said working capital on or before November 1, 2003, then the put obligation will remain classified as debt. As of the date of this filing, the Company has failed to raise the minimum amount of capital necessary to trigger the conversion features of this Agreement, but the Company has undertaken to negotiate with the related party to extend and amend the original terms to lessen the carrying costs of its debt burden.

     As of the third quarter of the fiscal year ending December 31, 2003, management has initiated a plan to conduct a private offering of the Company’s equity securities to raise a minimum amount of $1,000,000 and a maximum amount of $2,000,000 to address the Company’s liquidity position and fund on-going corporate expenses. The Company will further seek to raise additional equity and or debt to finance external growth through acquisitions of companies similar to its Beasley Operation.

     During the fourth calendar quarter of fiscal year ending December 31, 2003, in its effort to continue to reduce historic accounts payable and settle remaining litigation, the Company, its former counsel and a related investment company entered into an agreement whereby approximately $330,000 in trade accounts payable were discharged in return for a $200,000 unsecured promissory note payable to former counsel due August 14, 2004, and a payment of $100,000 to former counsel from a related investment company.

     Management also settled outstanding litigation between the Company and Hilbert Binderow styled Hilbert Binderow vs. Floridino’s International Holdings, Inc. and Triton Prestige Products, Inc. The terms of the settlement provided for the issuance of 10,000 shares of the Company’s common stock plus the agreement to pay $15,000 to the litigants on or before December 31, 2003.

     Management further settled outstanding litigation between the Company and Robert Klezmer, a former employee, pursuant to an Agreement and Mutual Release of Claims, which provides for the effectiveness of the release upon payment of $32,000, plus 10% interest on or before September 26, 2004, as evidenced through the issuance of an unsecured promissory note, plus the release by Mr. Klezmer of any ownership in 58,253 shares of the Company’s common stock previously granted to Mr. Klezmer by predecessor management.

     Management anticipates that its aggregate working capital requirements through the balance of calendar 2003 are $400,000. This increase from the estimated capital requirements as of the quarter ended March 31, 2003 stems from increased costs related to the conclusion of the Company’s audit for the calendar years ended December 31, 2002 and 2001, as well as preparation and review of its quarterly reports for the interim quarters for the calendar year ending December 31, 2003. Part of the funding for these costs have been and, while there can be no assurance of available funds, will continue to be positive cash flow from the Company’s Beasley Operation as well as short term borrowings from related parties.

V. CRITICAL ACCOUNTING POLICIES

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

VI. FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

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

PART II — OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

     The Company is currently in default on certain notes payable due to Fidra Holdings, Ltd., Chan Capital, Ltd. and Charles A. and Marjorie A. Beasley in the aggregate of approximately $3,804,533 in principal and interest, as reflected in the following table:

	Original
	Payment or	Amended	Principal	Accelerated	Accrued	Total
	Note Due	Note Due	Amount	Principal	Interest	Amount
	Date	Date	Due at Default	Amount Due	Thereon *	Due

Chan Capital, Ltd.	12/31/2002	9/30/2003	$1,600,000	$—	$158,333	$1,758,333
Fidra Holdings, Ltd.	1/1/2002	9/30/2003	495,342	—	49,959	545,301
Fidra Holdings, Ltd.	8/31/2002	9/30/2003	98,048	—	14,707	112,755
Fidra Holdings, Ltd.	12/31/2002	9/30/2003	20,000	—	2,333	22,333
Fidra Holdings, Ltd.	8/31/2003	not amended	50,000	—	4,000	54,000
Charles A. and Marjorie A. Beasley	1/2/2003	not amended	233,210	1,033,210	45,391	1,311,811

TOTALS			$2,496,600	$1,033,210	$274,723	$3,804,533

* Calculated through October 31, 2003

                  Item 6. Exhibits and Reports on Form 8-K

(a) Documents filed as a Part of this Report as required by Item 601 of Regulation S-B:

Exhibit No	Description
4.1	Warrant Agreement between	Incorporated by reference
	the Company and Thomas P	as Exhibit No. 4.4 from the
	Tanis, Jr.; 02-003, dated	Company’s 10-KSB for the
	August 31, 2003, effective	calendar years ended
	March 6, 2002, for 246,796	December 31, 2001 and
	common stock warrants	December 31, 2002, filed
October 14, 2003

4.2	Form of Warrants for all	Incorporated by reference
	2003 Officer/Director	as Exhibit No. 4.13 from
	Grants, dated March 2003	the Company’s 10-KSB for
the calendar years ended
December 31, 2001 and
December 31, 2002, filed
October 14, 2003

4.3	Warrant Agreement between	Incorporated by reference
	the Company and Hagerty &	as Exhibit No. 4.14 from
	Associates; 03-008, dated	the Company’s 10-KSB for
	August 31, 2003, for 25,000	the calendar years ended
	common stock warrants	December 31, 2001 and
December 31, 2002, filed
October 14, 2003

10.1	Agreement To Transfer	Incorporated by reference
	Assets and Liabilities By	as Exhibit No. 10.43 from
	and Between Momentum Food	the Company’s 10-KSB for
	Service, Inc., Syndicated	the calendar years ended
	Food Service International,	December 31, 2001 and
	Inc. and Cannon	December 31, 2002, filed
	Pack-Enterprises, Inc.,	October 14, 2003
dated June 30, 2003

10.2	5% Promissory Note from the	Incorporated by reference
	Company to Cannon	as Exhibit No. 10.44 from
	Pack-Enterprises, Inc.,	the Company’s 10-KSB for
	dated June 30, 2003, for	the calendar years ended
	$25,000, due June 30, 2004	December 31, 2001 and
December 31, 2002, filed
October 14, 2003

10.3	Trademark License Agreement	Incorporated by reference
	between Cannon	as Exhibit No. 10.45 from
	Pack-Enterprises and	the Company’s 10-KSB for
	Momentum Food Service,	the calendar years ended
	Inc., dated June 30, 2003	December 31, 2001 and
December 31, 2002, filed
October 14, 2003

10.4	Debt Conversion Agreement	Incorporated by reference
	between the Company and	as Exhibit No. 10.75 from
	Chan Capital, Ltd. and	the Company’s 10-KSB for
	Fidra Holdings, Ltd., dated	the calendar years ended
	August 25, 2003	December 31, 2001 and
December 31, 2002, filed
October 14, 2003

10.5	Notice of Exercise of Put	Incorporated by reference
	Right by Charles A. and	as Exhibit No. 10.76 from
	Marjorie A. Beasley to the	the Company’s 10-KSB for
	Company, dated July 8, 2003	the calendar years ended
December 31, 2001 and
December 31, 2002, filed
October 14, 2003

10.6	Extension and Exchange	Incorporated by reference
	Agreement between the	as Exhibit No. 10.77 from
	Company and Charles A. and	the Company’s 10-KSB for
	Marjorie A. Beasley, dated	the calendar years ended
	August 29, 2003	December 31, 2001 and
December 31, 2002, filed
October 14, 2003

10.7	Property Lease Agreement	Incorporated by reference
	between Momentum Food	as Exhibit No. 10.78 from
	Service, Inc. and Charles	the Company’s 10-KSB for
	A. Beasley for the	the calendar years ended
	Jasonville property, dated	December 31, 2001 and
	July 1, 2003	December 31, 2002, filed
October 14, 2003

10.8	Property Lease Agreement	Incorporated by reference
	between the Company	as Exhibit

	and Thomas P. Tanis, Jr.	No.10.79 from the Company’s 10-KSB
	for the corporate office	for the calendar years ended
	in Front Royal, Virginia,	December 31, 2001 and
	dated June 1, 2003	December 31, 2002, filed
October 14, 2003

10.9	Promissory Note between the	Incorporated by reference
	Company and Proskauer Rose	as Exhibit No. 10.26 from
	LLP, dated August 15, 2003	the Company’s 10-QSB for
	for $200,000 due August 14,	the quarter ended March 31,
	2004	2003, filed November 17,
2003

10.10	Promissory Note between the	Filed herewith
Company and Robert Klezmer
dated November 12, 2003 for
$32,000 due September 26,
2004

31.1	Certification under Rule	Filed herewith
13a-14(a) of Thomas P.
Tanis, Jr., President and
Chief Executive Officer

31.2	Certification under Rule	Filed herewith
13a-14(a) of Barry L.
Nogay, Vice President and
Principal Accounting
Officer

32.0	Joint Certification under	Filed herewith
Rule 13a-14(b) of Thomas P.
Tanis, Jr. and Barry L.
Nogay

(b) Reports on Form 8-K

          The following reports on Form 8-K filed during the quarter for which this Report is filed were previously reported in the Company’s Form 10-KSB for the calendar years ended December 31, 2002 and December 31, 2001, filed October 14, 2003, and are restated as follows:

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

          On April 23, 2003, the Company filed a Form 8-K/A, as a third amendment amending the Form 8-K filed on February 20, 2003, to provide additional detail on the Board of Directors’ decision to make a change in the Company’s certifying public accountant; to explain the

Company’s determination that its previous certifying public accountant was at all times independent in the conduct of its Company audits consistent with the Statements of Auditing Standards and final rulings on auditor independence within the meaning of the Securities Acts administered by the U.S. Securities and Exchange Commission; and to attach as an exhibit to the Form 8-K, the letter from the Company’s previous certifying public accountant expressing agreement with the statements made by the Company in the Form 8-K.

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

Syndicated Food Service International, Inc.
(Registrant)

Name	Title	Date

/s/ Thomas P. Tanis, Jr.	President, Treasurer, Chief Executive Officer and Director	November 26, 2003.

Thomas P. Tanis, Jr.

/s/ Barry L. Nogay		November 26, 2003.
Vice President and Principal Accounting Officer
Barry L. Nogay