Form 10QSB
period 2003-09-30
SYNDICATED FOOD SERVICE INTERNATIONAL INC
filed 2003-12-17
CIK 1044434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

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

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

     As of December 10, 2003, there were 11,287,620 shares of the Registrant’s Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002
Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002
Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003 and 2002
Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficiency for the nine months ended September 30, 2003
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002
Unaudited Notes to Condensed Consolidated Financial Statements as of September 30, 2003
Management’s Discussion and Analysis or Plan of Operation
Controls and Procedures
Other Information
Changes in Securities
Defaults Upon Senior Securities
Item 5. Other Information
Exhibits and Reports on Form 8-K
Signatures
EX-10.7 PROMISSORY NOTE
EX-10.8 AMENDMENT TO EXTENSION AND EXCHANGE AGMT
EX-10.9 AMENDMENT TO DEBT CONVERSION AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE PAO
EX-32.0 SECTION 906 CERTIFICATION OF THE CEO & PAO

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                                                                                                          ASSETS

	September 30,
	2003	December 31,
	(unaudited)	2002

CURRENT ASSETS
Cash	$—	$43,939
Accounts receivable (net of allowance for bad debt of $185,984 and $158,984)	1,262,712	1,520,635
Prepaid expenses	150,869	32,996
Inventory	1,188,229	1,071,059
Other current assets	20,000	20,375

Total Current Assets	2,621,810	2,689,004
PROPERTY AND EQUIPMENT, NET	4,060,057	4,182,134

Goodwill	1,536,784	1,536,784
Other intangible assets, net	417,500	520,000
Assets held for sale	115,000	115,000
Other assets	272,671	258,815

TOTAL ASSETS	$9,023,822	$9,301,737

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Bank overdraft	$314,046	$—
Accounts payable and accrued expenses	2,430,118	1,999,093
Accrued interest payable	221,391	109,746
Advances payable	170,500	286,000
Reserve for contingent losses	1,026,453	1,052,709
Deferred taxes	68,000	68,000
Capital leases payable (current portion)	—	55,063
Credit line payable	292,117	—
Notes payable – related parties (current portion)	3,964,810	3,166,600
Notes payable (current portion)	128,666	191,351
Liabilities of discontinued operations	397,884	505,267

Total Current Liabilities	9,013,985	7,433,829

LONG-TERM DEBT
Notes payable – related parties (non-current portion)	—	1,033,210
Notes payable (non-current portion)	2,498,736	2,498,277

TOTAL LIABILITIES	11,512,721	10,965,316

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 11,287,620 and 11,058,262 shares issued and outstanding, respectively	11,288	11,058
Additional paid-in capital	11,975,618	11,895,848
Accumulated deficit	(14,415,805)	(13,503,818)
Deferred debt offering costs	(60,000)	(66,667)

Total Shareholders’ Deficiency	(2,488,899)	(1,663,579)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$9,023,822	$9,301,737

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	Three months ended

	September 30, 2003	September 30, 2002

REVENUES
Food and beverage sales	$4,398,083	$4,831,699
Other revenues	79,512	105,326

Total Revenues	4,477,595	4,937,025

COST OF GOODS SOLD	3,321,331	3,606,431

GROSS PROFIT	1,156,264	1,330,594

OPERATING EXPENSES
Selling, general and administrative expenses	1,434,193	1,344,008
Depreciation and amortization	103,615	77,506

Total Operating Expenses	1,537,808	1,421,514

LOSS FROM OPERATIONS	(381,544)	(90,920)

OTHER INCOME (EXPENSE)
Other income (expense)	1,272	(34,508)
Interest expense	(156,730)	(211,841)

Total Other (Expense)	(155,458)	(246,349)

LOSS FROM CONTINUING OPERATIONS	(537,002)	(337,269)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	—

NET LOSS	$(537,002)	$(337,269)

Net loss per common share:
Basic and fully diluted from continuing operations	$(0.05)	$(0.01)
Basic and fully diluted from discontinued operations	—	—

Basic and fully diluted loss per share	$(0.05)	$(0.01)

Weighted average of common shares:
Basic and fully diluted	11,095,965	11,058,262

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	Nine months ended

	September 30, 2003	September 30, 2002

REVENUES
Food and beverage sales	$12,639,052	$15,816,768
Other revenues	287,640	112,454

Total Revenues	12,926,692	15,929,222

COST OF GOODS SOLD	9,543,659	12,346,020

GROSS PROFIT	3,383,033	3,583,202

OPERATING EXPENSES
Selling, general and administrative expenses	4,088,028	4,111,355
Depreciation and amortization	292,349	232,519

Total Operating Expenses	4,380,377	4,343,874

LOSS FROM OPERATIONS	(997,344)	(760,672)

OTHER INCOME (EXPENSE)
Gain on discharges in bankruptcy	352,457	—
Other income	43,848	30,469
Interest expense	(418,331)	(701,319)

Total Other (Expense)	(22,026)	(670,850)

LOSS FROM CONTINUING OPERATIONS	(1,019,370)	(1,431,522)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	107,383	(30,219)

NET LOSS	$(911,987)	$(1,461,741)

Net income (loss) per common share:
Basic and fully diluted from continuing operations	$(0.09)	$(0.13)
Basic and fully diluted from discontinued operations	0.01	—

Basic and fully diluted loss per share	$(0.08)	$(0.13)

Weighted average of common shares:
Basic and fully diluted	11,095,965	11,058,262

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’
DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

			Additional		Deferred

	Common Stock		Paid-In	Accumulated	Debt Offering

	Shares	Amount	Capital	Deficit	Costs	Total

Balance, December 31, 2002	11,058,262	$11,058	$11,895,848	$(13,503,818)	$(66,667)	$(1,663,579)

Common stock issued to Director and spouse	229,358	230	79,770	—	(80,000)	—

Amortization of deferred debt offering costs	—	—	—	—	86,667	86,667

Net loss during 2003	—	—	—	(911,987)	—	(911,987)

BALANCE, SEPTEMBER 30, 2003 (UNAUDITED)	11,287,620	$11,288	$11,975,618	$(14,415,805)	$(60,000)	$(2,488,899)

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	September 30,	September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,019,370)	$(1,431,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292,349	232,519
Gain on discharge in bankruptcy	(352,457)	—
Gain on plant closures	(34,901)	—
Bad debt expense	27,000	18,144
Amortization of deferred debt offering costs	86,667	408,333
Changes in operating assets and liabilities:
Accounts receivable	166,683	(195,492)
Prepaid expenses	(117,873)	(487)
Inventory	(183,437)	(103,485)
Other assets	(13,900)	(320,419)
Accounts payable and accrued expenses	770,398	793,770
Accrued interest payable	111,645	82,242
Reserve for contingent losses	(26,255)	(200,655)

Net Cash Used In Operating Activities	(293,451)	(717,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(72,535)	(1,503,373)
Proceeds from sale of property and equipment	—	290,000
Decrease in restricted cash	—	700,000

Net Cash Used In Investing Activities	(72,535)	(513,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	346,603	(40,438)
Borrowings on credit line	292,117	—
Borrowings on notes payable	56,426	651,675
Payments on notes payable	(22,599)	(610,194)
Advance received	—	181,000
Payments on advances payable	(115,500)	(5,658)
Proceeds from notes payable – related parties	50,000	483,048
Payments on notes payable – related parties	(285,000)	(84,658)

Net Cash Provided By Financing Activities	322,047	574,775

NET DECREASE IN CASH DURING THE PERIOD FROM CONTINUING OPERATIONS	(43,939)	(655,650)

NET CASH USED IN DISCONTINUED OPERATIONS	—	(31,375)

CASH – BEGINNING OF PERIOD	43,939	687,025

CASH – END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$220,019	$151,376

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
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

Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company balances have been eliminated.

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
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

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

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

	Nine Months Ended September 30,
	(Unaudited)

	2003	2002

Net Loss from continuing operations as reported	$(1,019,370)	$(1,431,522)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma amount	$(1,019,370)	$(1,431,522)

Basic net loss per common share from continuing operations:
As reported	$(0.09)	$(0.13)
Pro forma	$(0.09)	$(0.13)

For the purpose of determining compensation expense, the fair value of each warrant is measured at the grant date using the Black-Scholes option-pricing model. As a result of the warrant issuance in the nine months ended September 30, 2003 and 2002, the Company recorded compensation expense of $0 and $0, respectively.

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
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

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

Note 2- Notes Payable – Related Parties

The following is a listing of related party notes payable as of September 30, 2003 and December 31, 2002:

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

	9/30/03	12/31/02

$500,000 mortgage payable to an investment company (A) at 9% due in 2003 The mortgage is secured by the property located in Lakeland, Florida. The maturity date of this note was extended to March 2004 (see Note 8)	$495,342	$495,342

$1,600,000 note payable to an investment company (A) that matures in 2003 bearing interest at 10%. The maturity date of this note was extended to March 2004 (see Note 8)	1,600,000	1,600,000

$98,048 unsecured notes payable (5) to an investment company (A) bearing interest at 10% and maturing in 2003. The notes are currently in default and revised terms have yet to be formalized	98,048	98,048

$285,000 unsecured notes payable (3) to an investment company (A) bearing interest at 10% and maturing in 2003	—	285,000

$20,000 unsecured note payable to an investment company (A) bearing interest at 10% and maturing in 2003. This note is currently in default and revised terms have yet to be formalized	20,000	20,000

$435,000 unsecured note payable to an investment company (A) bearing interest at 12% and maturing in 2003	435,000	435,000

$50,000 unsecured note payable to an investment company (A) bearing interest at 10% and maturing in 2003. This note is currently in default and revised terms have yet to be formalized	50,000	—

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

$1,266,420 note payable to sellers of common stock in acquired subsidiaries bearing interest at 3.91%. The note is payable in three installments commencing in 2003, and matures in 2005. This note is currently in default and revised terms have yet to be formalized	1,266,420	1,266,420

Total debt	3,964,810	4,199,810

Less current maturities	(3,964,810)	(3,166,600)

Long-term debt	$—	$1,033,210

(A) The investment company referred to above is a related party as it holds a significant amount of common stock of the Company.

Interest expense on these notes for the nine months ended September 30, 2003 and 2002 was $226,828 and $209,832, respectively.

Note 3- Notes Payable – Unrelated Parties

Mortgage and Term Facility

In February 2003, Syndicated Bloomington I LLC entered into a $2,625,000 financing arrangement with a Bank, which provided for a first lien security interest in the land and building in Bloomington, Indiana. The purpose of the mortgage was to refinance certain indebtedness against the facility and real estate. The maturity date of the mortgage is seven years from the date of the closing of the mortgage loan. The amortization period is for twenty years with payments of principal and interest due monthly based upon a 20-year amortization period calculated utilizing a simple mortgage amortization formula. The mortgage may be prepaid in whole or in part on any payment date without penalty or premium. Additionally, the Bank provided Beasley Food Service with a one-year term working capital credit line of $1,000,000 (the “Term Facility”). The Term Facility provides for an advance rate against eligible receivables of 70%, at a variable interest rate approximating 5.25% per annum. The Bank also received a first security interest in all assets of Beasley Food Service, Inc., as well as the guarantee by the Company and a pledge of its capital stock of both Beasley Food Service, Inc. and Beasley Transportation, Inc. As of September 30, 2003, the Company has drawn $292,117 on the term facility, which is reflected in the condensed consolidated balance sheet as credit line payable.

The following is a listing of unrelated party notes payable as of September 30, 2003 and

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

December 31, 2002:

	9/30/03	12/31/02

$2,625,000 mortgage payable at interest of 4.88% maturing in 2010. The mortgage is secured by the plant building and land in Bloomington, Indiana	$2,579,784	$—

$25,000 note payable issued as part of the Agreement to Transfer Assets and Liabilities Between the Company and Cannon-Pack Enterprises, Inc. The note bears interest at 5% and matures in June 2004	25,000	—

$22,618 note payable issued to the former auditing firm of the Company as a conversion of trade accounts payable in the same amount The note bears interest at 5%, and is to be paid off in successive principal payments of $2,000 until fully repaid	22,618	—

$2,625,000 mortgage payable at interest of 5.25% maturing in 2009. The mortgage was paid in full as part of a refinancing in February 2003	—	2,568,574

$140,000 mortgage payable to an individual at interest of 9% maturing with an original maturity in 2007. The mortgage was written off as part of a Chapter 7 Bankruptcy filing in March 2003	—	121,054

Total debt – unrelated parties	2,627,402	2,689,628
Less current maturities	(128,666)	(191,351)

Long term debt – unrelated parties	$2,498,736	$2,498,277

Interest expense on these notes for the nine months ended September 30, 2003 and 2002 was $104,836 and $83,154, respectively.

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

Note 4- Debts Discharged in Bankruptcy

On March 14, 2003, the Company filed voluntary Chapter 7 bankruptcy petitions on behalf of certain wholly owned subsidiaries previously engaged in the restaurant and food processing segments of the Company’s operations. The composition of the debts discharged under these proceedings and the resulting gain recognized in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2003 is as follows:

Accounts payable	$144,558
Accrued expenses	31,782
Capital lease payable	55,063
Mortgage payable	121,054

Total gain on discharges in bankruptcy – continuing operations	$352,457

The Company also recognized income from discontinued operations in the amount of $107,383 related to the discharge of accounts payable and accrued expenses in the nine months ended September 30, 2003.

Note 5- Supplemental disclosure of non-cash investing and financing activities

The following non-cash transactions are not included in the condensed consolidated statements of cash flows:

	9/30/03	9/30/02

PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Accounts payable and accrued expenses discharged in bankruptcy	$144,558	$—

Accrued expenses payable discharged in bankruptcy	31,782
Amounts written off as part of Agreement to Transfer Assets and Liabilities Between the Company and Cannon-Pack Enterprises, Inc.: (see Note 10)

Trade accounts receivable	(64,240)	—

Inventory	(66,268)	—

Other current assets	(419)	—

Bank overdraft	32,556	—

Accounts payable and accrued expenses	163,035	—
	$241,004	$—

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	$—	$(1,973,325)
Amounts written off as part of the Agreement to Transfer Assets and Liabilities Between the Company and Cannon-Pack Enterprises, Inc.: (see Note 10)	(4,763)	—

	$(4,763)	$(1,973,325)

PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Capital lease payable discharged in bankruptcy	$55,063	$—
Mortgage payable discharged in bankruptcy	121,054	—
Note payable issued for Syndicated Bloomington I LLC	—	1,973,325
Additional notes payable for capitalized interest		100,000
Additional interest expense for change in warrant exercise price		100,000
Payoff of mortgage on real property of Syndicated Bloomington I LLC	(2,568,574)	—
Mortgage on real property of Syndicated Bloomington I LLC	2,568,574	—
Note payable issued as part of the Agreement to Transfer Assets and Liabilities Between the Company and Cannon-Pack Enterprises, Inc. (see Note 10)	25,000	—
Common stock issued to a Director as part of the E&E Agreement (see Note 7)	80,000	—
Additional interest expense related to common stock issued to a Director (see Note 7)	(80,000)	—

	$201,117	$2,173,325

SUMMARY OF CHANGES IN CASH FLOWS OF DISCONTINUED OPERATIONS:	9/30/03	9/30/02

NET CASH USED IN OPERATING ACTIVITIES	$—	$(30,625)

NET CASH USED IN INVESTING ACTIVITIES	—	—

NET CASH USED IN FINANCING ACTIVITIES	—	(750)

NET CASH USED IN DISCONTINUED OPERATIONS	$—	$(31,375)

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
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

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

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/03	9/30/03	9/30/02	9/30/02

Gross Sales
Food service	$4,323,725	$12,303,309	$4,577,437	$15,052,862
Food processing	84,864	462,798	299,851	713,009
Corporate	69,006	160,585	59,737	163,351

Total gross sales	$4,477,595	$12,926,692	$4,937,025	$15,929,222

Gross Profit
Food service	$1,055,455	$3,101,392	$1,162,721	$3,238,432
Food processing	31,803	121,056	108,136	181,419
Corporate	69,006	160,585	59,737	163,351

Total gross profit	$1,156,264	$3,383,033	$1,330,594	$3,583,202

Income (loss) from operations
Food service	$(14,421)	$(17,399)	$128,383	$186,865
Food processing	(79,683)	(164,304)	(42,098)	(82,656)
Corporate	(287,440)	(815,641)	(177,205)	(864,881)

Total loss from operations	$(381,544)	$(997,344)	$(90,920)	$(760,672)

Depreciation
Food service	$43,910	$128,741	$24,664	$71,351
Food processing	—	—	—	2,642
Corporate	27,205	61,108	20,342	61,026

Total	$71,115	$189,849	$45,006	$135,019

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

Interest
Food service	$—	$—	$—	$—
Food processing	—	—	—	—
Corporate	156,730	418,331	211,841	701,319

Total	$156,730	$418,331	$211,841	$701,319

Total Assets				12/31/02
Food service		$3,165,228		$3,212,405
Food processing		171,770		186,047
Corporate		5,686,824		5,903,285

Total		$9,023,822		$9,301,737

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

Effective July 8, 2003, the Shareholder provided the Company with a Notice of Exercise of Put Right. The Company has been unable to satisfy its obligations resulting from the exercise of the Put Right, rendering the Company in default. To remedy the default, the Company and the Shareholder executed an Extension and Exchange Agreement (the “E&E Agreement”) in August 2003. The terms of the E&E Agreement provide for the following commitments by the Company in consideration for certain forbearances and amendments agreed to by the Shareholder. Effective as of August 29, 2003, the Company has released the Shareholder from

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

any indemnification obligations under the Agreement and Plan of Merger and released the Shareholder’s 458,716 common shares from a pledge as security for those indemnification obligations. In addition, the Company issued 229,358 common shares to the Shareholder, and agreed to attempt to secure for the Shareholder the senior lender’s consent to junior security interests in the assets of certain wholly owned subsidiaries that would be subordinate to the senior lender. To reflect the benefit to the Company of the successful execution of this agreement, the Company recorded $80,000 of deferred debt offering costs related to the issuance of the 229,358 common shares. These costs were recognized to reflect a reasonable interest charge the Company constructively incurred in return for the Shareholder deferring his right to the aggregate amount of the Put Right, or $2,000,000. The Company calculated interest at 12% per annum amortizable over a four month period, and included $20,000 of amortization in interest expense for the nine months ended September 30, 2003.

The Company also agreed that in the event it is successful raising new equity capital in a private placement, then the Shareholder’s original common shares (458,716) will be converted into $2,000,000 of a newly created Series A Preferred Stock with enhanced voting rights.

The Shareholder retains the Put Right exercisable on or after November 1, 2003, and as of the date of this filing, the Shareholder has agreed to extend the Expiration Date to March 31, 2004 as a result of the Company tendering a $289,000 payment for principal and interest on notes payable (see Note 8). Though the Shareholder has not exercised the Put Right to date, the pro forma effect of an exercise of the Put Right on the Company’s September 30, 2003 financial statements would be as follows:

		9/30/03

TOTAL ASSETS AS REPORTED	$9,023,822
effect of exercise of Put Right on total assets	—

PRO FORMA TOTAL ASSETS		$9,023,822

TOTAL LIABILITIES AS REPORTED	$11,512,721
effect of exercise of Put Right on total liabilities	2,000,000

PRO FORMA TOTAL LIABILITIES		$13,512,721

TOTAL SHAREHOLDERS’ DEFICIENCY AS REPORTED	(2,488,899)

effect of exercise of Put Right on shareholders’ deficiency	(2,000,000)

PRO FORMA TOTAL SHAREHOLDERS’ DEFICIENCY		(4,488,899)

PRO FORMA TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY		$9,023,822

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
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
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

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

FACTOR D: In May 2002, FACTOR D commenced a lawsuit against the Company and two of its subsidiaries in the Circuit Court of Miami-Dade County, Florida. FACTOR D alleged that the Company and the subject subsidiaries purchased goods from an Originating Seller and that the Company and the subject subsidiaries owed FACTOR D, as Originating Seller’s assignee, $285,732 for the goods allegedly purchased. This action was partially settled in December 2002 with the Company making a payment of $80,580 to FACTOR D. This payment fully released one of the subject subsidiaries from any further claims by FACTOR D. The claim against the other subsidiary in the amount of $121,985 was included in that subsidiary’s Chapter 7 Bankruptcy filing dated March 14, 2003. As of the date of this filing, FACTOR D has filed a voluntary dismissal, without prejudice, with respect to the remainder of the claim, $63,022.

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

Other Asserted Claims

In June 2001, the seller of a wholly owned subsidiary of the Company commenced an action against the Company alleging breach of contract, claiming restitution of approximately $12,000 and title to 15,000 restricted shares of the Company’s common stock. As of the date of this filing, this action has been settled by all of the involved parties (see Note 12).

In May 2002, a former employee commenced an action against the Company alleging breach of contract, claiming restitution of approximately $112,000 and shares of the Company’s common

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

stock valued at $60,000. The dispute arises from the Company refusing to honor the terms of an employment agreement between it and the employee, holding that the employee was terminated for cause and that the provisions of the subject employment agreement are unenforceable. As of the date of this filing, this action has been settled by all of the involved parties, which settlement requires the plaintiff to dismiss with prejudice (see Note 12).

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

In March 2003, the Company borrowed $50,000 pursuant to a non-secured promissory note to be used for general working capital. The note accrues interest at 10% per annum, and was due in September 2003.

In November 2003, the Company borrowed $289,000 pursuant to a non-secured promissory note to be used to fund a principal and interest payment on a note payable to a Director of the Company and his spouse. The note accrues interest at 10% per annum, and is due in March 2004.

As discussed in Note 9, the Company entered into an agreement to convert certain notes payable due to a related investment company. This agreement was amended in November 2003, with the original expiration date being extended to March 31, 2004. Additionally, the Company extended the maturity date on certain notes payable due to this investment company (see Note 2). Certain other notes payable to this party fell into default on October 1, 2003, and the Company is undergoing negotiations to extend and reschedule the maturity dates of these notes as of the date of this filing.

In January through September 2003, the Company paid to a Director of the Company a total of $115,500 in accrued rent and other advances payable, and paid $20,589 in accrued interest on an outstanding note payable. In August 2003, the Company entered into an Extension and

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

Exchange Agreement with this Director and his spouse to effect a remedy to certain provisions of the Agreement and Plan of Merger between them and the Company (see Note 7). As a result of this agreement, the Company issued 229,358 shares to this Director and his spouse, and recorded $80,000 in deferred debt offering costs. The Company included $20,000 of amortization of these costs in interest expense for the nine months ended September 30, 2003. In November 2003, the Company tendered a $289,000 principal and interest payment on a $1,266,420 note payable issued to this Director and his spouse as part of acquiring the common stock of certain wholly owned subsidiaries (see Note 2).

Pursuant to a compensation agreement between the Company and the Chief Executive Officer, the Company tendered a $50,000 payment to the Chief Executive Officer in March 2003 as part of completing the closing of the Mortgage and Term Facility referred to in Note 3.

Note 9- Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. As of September 30, 2003, the Company had a shareholders’ deficiency of $2,488,899, a working capital deficiency of $6,392,175, incurred net losses from continuing operations of $1,019,370 and had net cash outflows from operating activities of $293,451 for the nine months then ended. Additionally, as discussed in Note 7, the Company is subject to the terms of the Put Right, terms that, if enforced, would materially affect the operations of the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

To address these concerns, management entered bankruptcy petitions for certain wholly owned subsidiaries of the Company (see Note 4), reduced associated payroll and overhead costs not associated with operations to nominal levels, and initiated efforts to secure external equity capital through the private placement of Company common stock. Additionally, the Company is party to an agreement to convert certain notes payable due to a related investment company to common shares of the Company should certain terms be met by March 31, 2004.

The eventual outcome of the success of management’s plans cannot be ascertained with any degree of certainty. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 10- Relocation of Discontinued Asheville, North Carolina Operations to Jasonville, Indiana

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

Effective June 30, 2003, the Company executed an Agreement to Transfer Assets and Liabilities By and Between Momentum Food Service, Inc., (a wholly owned subsidiary of the Company), the Company and Cannon-Pack Enterprises, Inc. As part of this agreement the Company agreed to terminate all activity in Asheville, North Carolina and return all assets and liabilities of the Asheville operations to the former owners in exchange for a promissory note of $25,000, a full release of all liabilities associated with the Asheville operation and the right to continue to manufacture and sell certain licensed products produced prior to the termination of operations. The Company recognized a gain of $34,901 as a result of the final disposition of the assets and liabilities under this agreement; this amount is included in Other Income in the Company’s condensed Consolidated Statement of Operations for the nine months ended September 30, 2003.

The operations discussed above were transferred to a production facility located in Jasonville, Indiana owned by a Director of the Company. The Company executed an operating lease with the Director and re-commenced operations in August 2003.

Note 11- Sale of Restaurant and Discontinued Operations

In October 2001, the Company sold the last restaurant that it operated, located in New York, New York. Under the terms of the agreement, the Company retained the catering portion of the operations until the catering agreement itself was terminated in May 2002. All restaurant operations are considered to be discontinued operations, and there have been no sales from discontinued operations in 2003. The major classes of discontinued assets and liabilities included in the Balance Sheets are as follows:

	9/30/03	12/31/02

Cash	$—	$—
Accounts receivable	—	—
Prepaid expenses	—	—
Inventory	—	—
Net property and equipment	—	—
Other assets	—	—

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$—	$—

Accounts payable and accrued expenses	$272,884	$380,267
Advances payable	125,000	125,000

TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$397,884	$505,267

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

The Company recognized income from discontinued operations in the amount of $107,383 related to the discharge of trade accounts payable and accrued expenses in the nine months ended September 30, 2003.

Note 12- Subsequent Events

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

Extension of Certain Agreements with Related Parties: In November 2003, the Company entered into an agreement with a related investment company to extend the maturity dates of notes payable and a debt conversion agreement (see Note 8). Additionally, the Company entered into an agreement with a Director of the Company and his spouse to extend certain dates relating to the Shareholder Put Right as discussed in Note 7.

Loss of a Significant Customer: In November 2003, the Company was notified by a significant customer that a supply agreement, whereby the Company distributed produce to 11 franchise restaurants, would not be renewed. Under this agreement, the Company recognized approximately $832,000 in revenues during 2003, and management estimates these revenues represent approximately 9% of gross profit generated through the nine month period ended September 30, 2003. As of the date of this filing, the Company does not foresee the resumption of this supply agreement, and has undertaken a review of its operations to determine the

SYNDICATED FOOD SERVICE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

appropriate remedial steps to mitigate the effect this loss in revenues and gross margins will have on its operations.

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

I. CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002:

Consolidated sales, gross profit and net loss:

     Consolidated sales decreased approximately $460,000 for the three month period ended September 30, 2003 compared to the same period ended September 30, 2002, reflecting the impact of the loss of an important customer in the Food Service segment as well as the brief suspension of operations in the Food Processing segment while operations were being transferred from Asheville, North Carolina to Jasonville, Indiana. This revenue decrease directly impacted gross margins, which were approximately $174,000 less in the three month period ended September 30, 2003 than they were in the same period ended September 30, 2002. The combination of this loss in gross margin and an increase in operating expenses of approximately $116,000, due primarily to increased expenses related to concluding the audit of the Company’s financial statements and legal fees related to the preparation of the Company’s December 31, 2002 Form 10-KSB, led to the loss from operations increasing by approximately $290,000 in the three months ended September 30, 2003 over the same period ended September 30, 2002. This increased loss was mitigated by a reduction in interest expense of approximately $55,000, and a decline of other expenses of approximately $35,000 in the three months ended September 30, 2003 compared to the same period ended September 30, 2002. These mitigating factors resulted in the loss from continuing operations, as well as net loss, increasing $200,000 in the three months ended September 30, 2003 compared to the same period ended September 30, 2002.

     The decrease in interest expense primarily relates to the amortization of deferred debt offering costs which were $36,667 and $108,333, respectively, for the three months ended September 30, 2003 and 2002.

II. CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002:

Consolidated sales, gross profit and net loss:

     Consolidated sales for the nine months ended September 30, 2003 decreased approximately $3,000,000 from the nine month period ended September 30, 2002. The source of the majority of the decline was the Food Service segment’s loss of a customer that underwent a process of streamlining its supply chain, eliminating the need for many independent distributors. Management believes this loss was not related to the quality of services being provided to this customer, and is seeking suitable replacements as well as expanding the existing customer base. An additional source of the decline is related to the temporary suspension of the Food Processing operations in Asheville, North Carolina. The facility these operations were transferred to was not fully functional until late in August 2003, resulting in a loss of nearly two months production.

     Gross profit experienced a slight decline for the nine months ended September 30, 2003 versus September 30, 2002, indicating that the revenue loss discussed above had a negative impact on the operations of the Company. While management is concerned about this revenue loss, it is also concerned about the pricing pressure in the Food Service industry as a whole. Management is aware that its flexibility in pricing is limited at the present time, and it will concentrate its efforts on streamlining purchasing functions to the extent possible, and focus on monitoring the operating expenses of the Company.

     Operating expenses, which include selling, general and administrative expenses and depreciation and amortization, increased slightly in the nine months ended September 30, 2003 when compared to the same period ended September 30, 2002. The major components comprising these expenses and, more importantly, those which management feels it can exercise a degree of control over in future periods, are payroll, professional fees (legal and accounting), rent, repairs and maintenance and corporate franchise taxes. Taken together, these expenses approximated $2,800,000 and $2,870,000, respectively, of the total selling, general and administrative expenses for the periods ended September 30, 2003 and 2002. While management believes the slight decline is notable, it anticipates these expenses will decline in future periods as less reliance is placed on outside legal and professional firms, and intends to reduce the Company’s exposure to corporate franchise taxes by restructuring the capital structure of two of its wholly owned subsidiaries. Any decline in these and other selling, general and administrative expenses the Company may benefit from will help buttress the effect of declining or flat gross margin growth the Company may experience as a result of pricing pressure and its competitive position in the Food Service and Food Processing markets.

     The increased loss in operations for the nine month period ended September 30, 2003 from the same period ended September 30, 2002 is reflective of the impact on declining gross margin levels. While operating expenses remained largely consistent when comparing these periods, the decline in gross margins, as discussed above, led directly to the Company generating approximately $237,000 in additional losses from operations for the nine months ended September 30, 2003 compared to the same period ended September 30, 2002. These incremental losses from operations have been offset by gain on discharges in bankruptcy of approximately $352,000 and a decrease in interest expense of approximately $283,000 due to reduced amortization of deferred amortization costs in the nine months ended September 30, 2003 versus the nine months ended September 30, 2002. These mitigating factors resulted in the loss from continuing operations decreasing approximately $412,000 in the nine months ended September 30, 2003 compared to the same period ended September 30, 2002, with the net loss for these periods decreasing approximately $550,000 when including results from discontinued operations.

III. SEGMENT RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002.

Three Months Results for the Wholesale Foodservice Segment

     Sales for the quarters ended September 30, 2003 and 2002 were $4,323,725 and $4,577,437, respectively. Gross profits for the quarters ended September 30, 2003 and 2002 were $1,055,455 and $1,162,721, respectively. For the aforementioned quarter periods, gross profits represented approximately 25%, and 26% of sales, respectively. These percentages are generally consistent with, or above industry standards, and management expects this level to remain constant, depending on the product mix and composition of gross revenues. Operating expenses for the quarters ended September 30, 2003 and 2002 were $1,069,879 and $1,034,338, respectively, generating loss from operations of $14,421 for the quarter ended September 30, 2003 and income from operations of $128,383 for the quarter ended September 30, 2002.

Nine Months Results for the Wholesale Foodservice Segment

     Sales for the nine months ended September 30, 2003 and 2002 were $12,303,309 and $15,052,862, respectively. Gross profits for the nine months ended September 30, 2003 and 2002 were $3,101,392 and $3,238,432, respectively. For the aforementioned nine month periods, gross profits represented approximately 26%, and 22% of sales, respectively. These percentages are generally consistent with, or above industry standards, and management expects this level to remain constant, depending on the product mix and composition of gross revenues. Operating expenses for the nine months ended September 30, 2003 and 2002 were $3,118,791 and $3,051,567, respectively, generating a loss from operations of $17,399 for the nine months ended

September 30, 2003 and income from operations of $186,865 for the nine months ended September 30, 2002.

During the fourth quarter of calendar 2003, the Beasley Operation was notified by Wendy’s International (“Wendy’s”) that its supply agreement for produce would not be renewed. The event was initiated by Wendy’s as part of a corporate decision to no longer utilize the services of independent distributors, such as the Beasley Operation. The Beasley Operation services approximately 11 Wendy’s restaurants with both general products as well as the produce portion, which will no longer be required by Wendy’s. While Wendy’s future procurement policy may change, as of the date of this filing, the Beasley Operation does not foresee resumption of supplying produce to the Wendy’s restaurants it previously served.

Revenue generated in calendar year 2003 from the sale of produce products to the Wendy’s restaurants accounted for approximately 5% of total Beasley Operation revenues on an annualized basis. The loss of the Wendy’s produce business, on an annualized basis, will amount to approximately $832,000 of revenues and represent a loss of gross margin contribution of approximately $302,000 annually.

Three Months Results for the Food Processing Segment

     Sales for Momentum for the quarters ended September 30, 2003 and 2002 were $84,864 and $299,851, respectively. Gross profits for the quarters ended September 30, 2003 and 2002 were $31,803 and $108,136, respectively. For the aforementioned quarter period, gross profits represented approximately 38%, and 36% of sales, respectively. Operating expenses for Momentum for the quarters ended September 30, 2003 and 2002 were $111,486 and $150,234, respectively, generating a loss from operations of $79,683 for the quarter ended September 30, 2003 and a loss from operations of $42,098 for the quarter ended September 30, 2002.

Nine Months Results for the Food Processing Segment

     Sales for Momentum for the nine months ended September 30, 2003 and 2002 were $462,798 and $713,009, respectively. Gross profits for the nine months ended September 30, 2003 and 2002 were $121,056 and $181,419, respectively. For the aforementioned nine months period, gross profits represented approximately 27%, and 26% of sales respectively. Operating expenses for Momentum for the nine months ended September 30, 2003 and 2002 were $285,360 and $264,075, respectively, generating a loss from operations of $164,304 for the nine months ended September 30, 2003 and a loss from operations of $82,656 for the nine months ended September 30, 2002.

     Based on the operating results, current management is determining whether to continue the Company’s Momentum operation and its Food Processing Segment. Legacy supply contracts which are unprofitable, fixed costs associated with legacy facilities inherited from predecessor management, coupled with revenues which are insufficient to drive gross profits adequate to cover, albeit minimal, selling, general and administrative costs associated with the operation are some of the factors under review. As reported in the Company’s Form 10-KSB for the calendar years ended December 31, 2002 and 2001, the Company terminated Momentum’s activities in Asheville, North Carolina in June 2003 in an effort to begin to address these issues. Based upon the results through the balance of calendar 2003, management will determine whether to maintain or discontinue this operation.

Three Months Results for the Corporate Segment

     Corporate segment’s loss from operations for the quarters ended September 30, 2003 and September 30, 2002 were $287,440 and $177,205. Of the $287,440 loss from operations for the quarter ended September 30, 2003, approximately $172,000 was attributable to costs incurred with the restructuring activities of current management, comprised principally of legal and accounting services addressing principally the audit and filing requirements with the U.S. Securities & Exchange Commission.

Nine Months Results for the Corporate Segment

     Corporate segment’s loss from operations decreased by $49,240 to $815,641 for the nine months ended September 30, 2003 from $864,881 for the nine months ended September 30, 2002. As earlier mentioned this decrease was in part due to the termination of predecessor management at the end of the quarter ended March 31, 2002 and elimination of the related costs associated with their activities. Current management has instituted changes to reduce corporate costs accordingly. Of the $815,641 loss from operations for the nine months ended September 30, 2003, included therein were approximately $407,268 of costs incurred with the restructuring activities of current management, which were comprised principally of legal and accounting services associated with the settlement of litigation, audit, and filing requirements with the U.S. Securities & Exchange Commission.

IV. LIQUIDITY AND CAPITAL RESOURCES:

     Based upon the ratio of current assets to current liabilities, as of September 30, 2003, the Company had a working capital deficit of $6,392,175. Of this amount, $3,964,810 is classified as a current liability and owing to parties related to the Company. Additionally, $1,026,453 remains as a reserve for contingent losses associated with the restructuring and wind up of historic issues created by prior management. While there can be no assurances, and as discussed below, to address the Company’s deficit working capital position, current management is undertaking to convert $2,100,000 of related party notes to equity as well as an additional $2,000,000 of obligations pursuant to certain put rights of a related party. Management anticipates that the final disposition of the reserves for contingent losses should be concluded by the end of the Company’s fiscal year ending December 31, 2003, the outcome of which at this time is uncertain.

     While the Company’s total working capital deficit is significant, when addressing day-to-day trade operations, management is working with cash, accounts receivable and inventory as of September 30, 2003 of $2,450,941 to address $3,556,838 of bank overdrafts, accounts payable and accrued expenses, accrued interest payable, short term borrowings against a line of credit, advances payable, and the current portion on notes payable to non-affiliates.

     On a consolidated basis, cash on hand was $0 and $43,939 as of September 30, 2003 and December 31, 2002, respectively, generating a decrease in cash for the period of $43,939.

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

     Towards this end, with the conclusion of the Company program to gain compliance pursuant to its reporting requirements with the U.S. Securities & Exchange Commission, and the settlement of the remaining instances of litigation lodged against the Company, the Company should realize a material reduction of its corporate expenses. As previously disclosed, during the nine month period ended September 30, 2003, the Company incurred expenses approximating $407,000 which were directly related to accounting and legal services to address: 1) completing the audit of the Company’s books and records for calendar years ended December 31, 2002 and 2001, including the restatement of its financial results for calendar year 2000, as well as the review of the quarterly interim reports for calendar 2003; 2) settlement of numerous lawsuits filed against the Company; and 3) legal preparation and review of the Company’s Form 10-KSB and 10-QSB for the periods previously addressed.

     The Company’s management continues to determine whether to discontinue its Food Processing Segment, a legacy operation inherited from the Company’s prior management, and terminate its operations which lost approximately $164,000 through the nine months ended September 30, 2003. Should this decision be made and implemented, it will further reduce on-going working capital requirements.

     Additionally, in August 2003, the Company entered into a Debt Conversion Agreement to convert certain notes payable due to two investment companies and related parties in the aggregate of approximately $2,100,000 to common shares of the Company. Pursuant to this agreement, the Company could convert the aggregate amount of the debt in return for issuing 7,000,000 common shares at an issue price of $.30 per share if the Company could raise $1,000,000 of new equity working capital by October 31, 2003. Effective November 25, 2003 the parties to the Debt Conversion Agreement amended the agreement to provide for (1) an extension of time to allow the Company to raise the $1,000,000 of new equity working capital until March 31, 2004, (2) an extension of the warrant exercise term associated with issued warrants to purchase the aggregate of 2,500,000 share of the Company’s common stock from December 31, 2003 until March 31, 2004, and (3) an extension of the maturity dates on the $2,100,000 notes payable until March 31, 2004. If current management is successful in effecting the conversion of the $2,100,000 of debt in this instance, the Company will realize a savings in interest expense of approximately $200,000 per annum

     Similarly, in August 2003, the Company entered into an Extension and Exchange Agreement to convert certain put rights which would be classified as a debt obligation, if exercised, of $2,000,000 as of June 30, 2003 from a related party, into what would be a newly created preferred stock. Pursuant to this agreement, the conversion shall occur at such time as the Company raises $1,000,000 of new equity working capital. If the Company is unable to raise said working capital on or before November 1, 2003, then the put obligation will remain classified as debt. Effective November 21, 2003, the parties to the Extension and Exchange Agreement amended the agreement to provide for an extension of the Put Period until March 31, 2004 upon receipt of principal and interest payments in the aggregate of $289,000 due pursuant to the $1,266,420 Promissory Note issued to the related party. An investment company related to the Company provided said funds through a short term borrowing, allowing the Company to remit payment of the $289,000 confirming the amendment as earlier described.

     As of the third quarter of the fiscal year ending December 31, 2003, management has initiated a plan to conduct a private offering of the Company equity securities to raise a minimum amount of $1,000,000 and a maximum amount of $2,000,000 to address the Company’s liquidity position and fund on-going corporate expenses in conjunction with its efforts to regain market share and related growth in cash flow from its Food Service segment.

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

     Management further settled outstanding litigation between the Company and Robert Klezmer, a former employee, pursuant to an Agreement and Mutual Release of Claims, which provides for the effectiveness of the release upon payment of $32,000, plus 10% interest on or before September 26, 2004, as evidenced through the issuance of an unsecured promissory note, plus the release by Mr. Klezmer of any ownership in any and all shares of the Company’s 58,253 shares of common stock previously granted to Mr. Klezmer by predecessor management.

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

Item 2. Changes in Securities

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

     Pursuant to and in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and other applicable exemptions, on August 31, 2003, the Company issued a warrant to purchase 25,000 shares of its common stock to Hagerty & Associates for services rendered to the Company under a consulting agreement. The per share warrant exercise price is $0.25, which is due to expire on August 31, 2006.

Item 3. Defaults Upon Senior Securities

     The Company is currently in default on certain notes payable due to Fidra Holdings, Ltd., in the aggregate of approximately $190,572 in principal and interest, as reflected in the following table:

	Original

	Payment or	Amended	Principal	Accelerated	Accrued	Total

	Note Due	Note Due	Amount	Principal	Interest	Amount

	Date	Date	Due at Default	Amount Due	Thereon *	Due

Fidra Holdings, Ltd.	8/31/2002	9/30/2003	98,048	—	15,524	113,572

Fidra Holdings, Ltd.	12/31/2002	9/30/2003	20,000	—	2,500	22,500

Fidra Holdings, Ltd.	8/31/2003	not amended	50,000	—	4,500	54,500

TOTALS			$168,048	$—	$22,524	$190,572

* Calculated through November 30, 2003

Item 5. Other Information

     In November, the Company entered into certain amendments and extension agreements modifying existing rights and obligations, all as described in the Financial Statements in Part I, Item 1, Note 8, Related Party Transactions, the text of which is incorporated into this Item 5 by this reference.

Item 6. Exhibits and Reports on Form 8-K

     (a) Documents filed as a Part of this Report as required by Item 601 of Regulation S-B:

Exhibit	Description
No.
4.1	Warrant Agreement between the Company and Thomas P. Tanis, Jr.; 02-003, dated August 31, 2003, effective March 6, 2002, for 246,796 common stock warrants	Incorporated by reference as Exhibit No. 4.4 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003
4.2	Warrant Agreement between the Company and Hagerty & Associates; 03-008, dated August 31, 2003, for 25,000 common stock warrants	Incorporated by reference as Exhibit No. 4.14 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003
10.1	Debt Conversion Agreement between the Company and Chan Capital, Ltd. and Fidra Holdings, Ltd., dated August 25, 2003	Incorporated by reference as Exhibit No. 10.75 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003
10.2	Notice of Exercise of Put Right by Charles A. and Marjorie A. Beasley to the Company, dated July 8, 2003	Incorporated by reference as Exhibit No. 10.76 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003
10.3	Extension and Exchange Agreement between the Company and Charles A. and Marjorie A. Beasley, dated August 29, 2003	Incorporated by reference as Exhibit No. 10.77 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003

10.4	Property Lease Agreement between Momentum Food Services, Inc. and Charles A. Beasley for the Jasonville property, dated July 1, 2003	Incorporated by reference as Exhibit No. 10.78 from the Company’s 10-KSB for the calendar years ended December 31, 2001 and December 31, 2002, filed October 14, 2003
10.5	Promissory Note between the Company and Proskauer Rose LLP, dated August 15, 2003 for $200,000 due August 14, 2004	Incorporated by reference as Exhibit No. 10.26 from the Company’s 10-QSB for the quarter ended March 31, 2003, filed November 17, 2003
10.6	Promissory Note between the Company and Robert Klezmer, dated November 12, 2003 for $32,000 due September 26, 2004	Incorporated by reference as Exhibit No. 10.10 from the Company’s 10-QSB for the quarter ended June 30, 2003, filed December 1, 2003
10.7	Promissory Note between the Company and Fidra Holdings, Ltd., dated November 24, 2003 for $289,000 due March 31, 2004	Filed herewith
10.8	Amendment to Extension and Exchange Agreement dated November 20, 2003	Filed herewith
10.9	Amendment to Debt Conversion Agreement dated November 25, 2003	Filed herewith
31.1	Certification under Rule 13a-14(a) of Thomas P. Tanis, Jr., President and Chief Executive Officer	Filed herewith
31.2	Certification under Rule 13a-14(a) of Barry L. Nogay, Vice President and Principal Accounting Officer	Filed herewith
32.0	Joint Certification under Rule 13a-14(b) of Thomas P. Tanis, Jr. and Barry L. Nogay	Filed herewith

     (b) Reports on Form 8-K

     None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Syndicated Food Service International, Inc.
(Registrant)

Name	Title	Date
/s/ Thomas P. Tanis, Jr.	President, Treasurer, Chief Executive Officer and Director	December 12, 2003.
Thomas P. Tanis, Jr.

/s/ Barry L. Nogay
Barry L. Nogay	Vice President and Principal Accounting Officer	December 12, 2003.